Form 10-Q/A
period 2021-09-30
LianBio
filed 2022-01-10
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of December 1, 2021, 107,238,910
ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 20,906,116 ordinary shares were held in the form of American Depositary Shares.

EXPLANATORY
This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101 and 104, in accordance with Rule 405 of Regulation S-T. This Amendment does not reflect any events occurring subsequent to the filing date of the original Form 10-Q for the quarter ended September 30, 2021 or in any way modify or update disclosures made in the original Form 10-Q filing for the quarter ended September 30, 2021.

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

See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Redeemable Convertible Preferred Shares and Shareholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Deficit	Non- Controlling Interest	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	10,971,231	$349,789	20,477,338	$—	$31,132	$(40)	$(163,935)	$(132,843)	$34,773	$(98,070)
Share - based compensation expense	—	—	—	—	1,674	—	—	1,674	—	1,674
Issuance of Series A Preferred Shares at $56.66 , net of issuance costs	52,947	2,940	—	—	—	—	—	—	—	—
Warrants issued in license agreement	—	—	—	—	—	—	—	—	9,415	9,415
Net Loss	—	—	—	—	—	—	(61,565)	(61,565)	—	(61,565)
Comprehensive Income	—	—	—	—	—	8	—	8	—	8

Balance, March 31, 2021	11,024,178	$352,729	20,477,338	$—	$32,806	$(32)	$(225,500)	$(192,726)	$44,188	$(148,538)

Share-based compensation expense	—	—	—	—	1,443	—	—	1,443	—	1,443
Net Loss	—	—	—	—	—	—	(100,428)	(100,428)	—	(100,428)
Comprehensive Income	—	—	—	—	—	122	—	122	—	122

Balance, June 30, 2021	11,024,178	$352,729	20,477,338	$—	$34,249	$90	$(325,928)	$(291,589)	$44,188	$(247,401)
Share-based compensation expense	—	—	—	—	2,168	—	—	2,168	—	2,168
Exercise of options	—	—	1,309,907	—	5,309	—	—	5,309	—	5,309
Net Loss	—	—	—	—	—	—	(13,112)	(13,112)	—	(13,112)
Comprehensive loss	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance, September 30, 2021	11,024,178	$352,729	21,787,245	$—	$41,726	$64	$(339,040)	$(297,250)	$44,188	$(253,062)

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

See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net loss	$(175,105)	$(126,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share consideration, issued in acquisition of IPR&D	9,415	33,774
Amortization of beneficial conversion feature	—	619
Non-cash operating lease expense (benefit)	(76)	108
Depreciation expense	278	30
Share based compensation expense	5,285	2,258
Unrealized foreign currency transaction (gain), net	(56)	(142)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(3,801)	(1,251)
Decrease in other receivable	14,216	—
Decrease (increase) in other non-current assets	2	(7)
(Decrease) increase in accounts payable	(2,690)	400
Increase in accrued expenses	11,568	3,409
Increase in amount due related to the MyoKardia license	—	33,281
Increase (decrease) in other current liabilities	1,434	(41)
Increase in withholding tax payable	5,957	—
In crease in related party payable	—	5,155

Net cash used in operating activities	(133,573)	(49,273)
Cash flows from investing activities:
Purchase of property and equipment	(159)	(335)

Net cash used for investing activities	(159)	(335)
Cash flows from financing activities:
Proceeds from exercise of share options	5,309	—
Proceeds from issuance of redeemable convertible preferred shares	3,000	—
Issuance costs related to redeemable convertible preferred shares	(60)	—
Issuance of convertible notes	—	15,000
Debt issuance costs related to convertible notes	—	(36)

Net cash provided by financing activities	8,249	14,964
Effect of exchange rate changes on cash and cash equivalents	148	(75)
Net decrease in cash, cash equivalents and restricted cash	$(125,335)	$(34,719)
Cash and cash equivalents, and restricted cash — beginning of period	254,350	$43,300

Cash and cash equivalents, and restricted cash — ending of period	$129,015	$8,581

Cash and cash equivalents — end of period	$109,015	$8,581
Restricted cash — end of period	$20,000	$—

Cash and cash equivalents, and restricted cash — ending of period	$129,015	$8,581

Supplemental disclosure of non-cash financing and investing activities:
Right-of-use assets obtained in exchange for lease obligations	$247	$1,331
Issuance costs in accounts payable and other accrued liabilities	3,310	305
Beneficial conversion feature related to convertible notes	—	2,439
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
Concurrent with the IPO, all of the Company’s convertible preferred shares then-
outstanding (see Note 9) were automatically converted into an aggregate of 64,467,177 ordinary shares and were reclassified into permanent equity. Following the IPO, there were no preferred shares outstanding.
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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $339.0 million as of September 30, 2021 and $163.9 million as of December 31, 2020. The Company’s cash and cash equivalents were $109.0 million and $254.4 million as of September 30,
202
1
 and December 31, 202
0
, respectively. The Company has financed its operations to date primarily through equity capital raises.
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
(I) Foreign Currency
The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date. Shareholders’ deficit accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of shareholders’ deficit within accumulated other comprehensive income (
loss
).
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
(M) Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax basis of existing assets and liabilities. Deferred tax assets also include realizable tax losses
.
The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence, both positive and negative, when making its judgment to determine whether to record a valuation allowance for a portion, or all, of its deferred tax assets. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rate is recognized in the period that includes the enactment date.
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
(P) Deferred Offering Costs
Costs directly related to the Company’s IPO were deferred for expense recognition. These deferred offering costs are temporarily capitalized and consist of legal fees, accounting fees, and other applicable professional services. As of September 30, 2021 and December 31, 2020, $4.5 million and $1.1 million of these deferred offering costs are reported on the accompanying balance sheets within “prepaid expenses and other current assets.” With the completion of the Company’s IPO on November 3, 2021, these deferred offering costs were concurrently reclassified to additional paid in capital
.

(Q) Ordinary Share Split
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

3
. Material Agreements
License Agreement with QED Therapeutics, Inc.
I
n October 2019, the Company entered into a license agreement (the “QED License Agreement”) with QED Therapeutics, Inc. (“QED”), as amended September 2020, under which the Company obtained an exclusive license under certain patents and know-how
(including patents and
know-how
that QED licensed from QED’s upstream licensor) to develop, manufacture, use, sell, import, and commercialize QED’s
ATP-competitive,
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
License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia
,” now a wholly-owned subsidiary of Bristol-Myers Squibb
”), under which the Company obtained an exclusive license under certain patents and know-how
of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant
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
as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 9. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issu
e
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
1. 25
% of the performance options shall vest upon the satisfaction of the Company achieving an enterprise value of not less than $2.0 billion at any time after the grant date in accordance with the service condition described below.
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
Warrants
I
n August 2020, the Company issued a warrant exercisable into
 170,000
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

Current Price of the Underlying Share	$275.00
Exercise Price	$275.00
Expected Term	10 y ears
Risk Free Interest Rate	0.60%
Dividend Yield	0%
Expected Volatility	70%
I
n March 2021, the Company issued three warrants exercisable into 125,000 ordinary shares of Lian Ophthalmology. The warrants are equity classified and were issued by Lian Ophthalmology, a wholly owned subsidiary of the Company, as partial consideration to Tarsus for the Tarsus License Agreement. The warrants, if exercised, represen
t
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
The fair value of the Company’s ordinary shares as of the issuance date was $1.71 per share compared to the conversion rate of $1.47 per share and therefore the 2020 Convertible Notes contain a beneficial conversion feature (“BCF”). The Company measured the BCF at $2.4 million as the intrinsic value of the conversion option at the commitment date, representing the difference between the conversion price and the Company’s share price on the commitment date. The BCF was recorded in additional paid-in
capital as a discount to the carrying value of the 2020 Convertible Notes and amortized to interest expense using the effective interest method
.
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
O
n October 12, 2021, MyoKardia elected not to exercise their option to convert their warrant that had been granted to them as partial consideration for the grant of exclusive licenses and rights to the Company pursuant to the license agreement entered into with them (the “Subsidiary Warrant”). MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO.
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
Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The Technical Guidelines for the Acceptance of Overseas Clinical Trial Data for Drugs published in 2018, for example, outlines the method by which foreign clinical data may be used to support an application. The Center for Drug Evaluation of the NMPA will assess data obtained from an overseas clinical trial to determine whether the data demonstrate the likelihood of ethnic sensitivity (
i.e.
, whether the overseas data includes enough Chinese patients to justify safety and efficacy for Chinese patients). If there is insufficient information or the data suggests ethnic inconsistencies in effectiveness and safety, we may be required to conduct a bridging pharmacokinetics trial in Chinese patients either before or in tandem with initiating a clinical trial in China, and any such clinical trial may not be able to replicate the efficacy and safety data from global trials. Securing regulatory approval may also require the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. The NMPA may also require a RMP or analogous requirement in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit No.	Description

3.1	Fifth Amended and Restated Memorandum and Articles of Association of LianBio (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40947), filed with the Securities and Exchange Commission on November 3, 2021)

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

4.2	Form of American Depositary Receipt (included in Exhibit 4.1).

4.3	Second Amended and Restated Shareholders Agreement dated October 28, 2020, by and among LianBio and the investors party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

4.4	Specimen Certificate evidencing the Ordinary Shares (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 20, 2021)

4.5	Information Rights Letter of BridgeBio Pharma LLC, dated October 16, 2019, by and between the Company and BridgeBio Pharma LLC (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 1, 2021)

4.6	Amended and Restated Option Agreement, dated as of August 10, 2020, by and among LianBio and MyoKardia, Inc. and QED Therapeutics, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 1, 2021)

4.7	Equity Holders Agreement, dated August 10, 2020, by and among LianBio, Lian Cardiovascular and MyoKardia, Inc. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 1, 2021)

4.8	Form of Warrant to Purchase Ordinary Shares, dated October 16, 2019, issued by Lian Oncology (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 1, 2021)

4.9	Lian Cardiovascular Warrant to Purchase Ordinary Shares, dated August 10, 2020, issued by Lian Cardiovascular (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 1, 2021)

Exhibit No.	Description

4.10	Director Nomination Agreement, dated October 8, 2021, by and among LianBio and Perceptive Life Sciences Master Fund, Ltd., LEV LB Holdings, LP, Perceptive Xontogency Venture Fund, LP and C2 Life Sciences LLC (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

4.11	Form of Warrant to Purchase Ordinary Shares, dated October 18, 2021, issued by LianBio (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 20, 2021)

4.12	Option Agreement, dated October 18, 2021, by and among LianBio, LianBio Ophthalmology and Tarsus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 20, 2021)

4.13	Joinder Agreements to Second Amended and Restated Shareholders Agreement (incorporated by reference to Exhibit 4.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 20, 2021)

4.14	Warrant to Purchase Ordinary Shares, dated October 18, 2021 issued by LianBio (incorporated by reference to Exhibit 4.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 20, 2021)

10.1	Amendment No. 1 to Lease and Lease Agreement, dated as of July 1, 2021, between Carnegie 103 Associates, LLC and LianBio, LLC .(incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.3	Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among LianBio Licensing, LLC, Lian Cardviovascular, and LianBio relating to the Exclusive License Agreement, dated August 10, 2020, by and among LianBio, LianBio Licensing LLC and MyoKardia, Inc., as subsequently amended (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.4	Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among Lian Cardviovascular, Lian Cardiovascular Limited and LianBio relating to the Exclusive License Agreement, dated August 10, 2020, by and among LianBio, LianBio Licensing LLC and MyoKardia, Inc., as subsequently amended (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.5	Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among LianBio Licensing, LLC, Lian Oncology and LianBio relating to the Exclusive License Agreement, dated October 16, 2019, by and between LianBio and QED Therapeutics, Inc., as subsequently amended (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

Exhibit No.	Description

10.6	Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among Lian Oncology, Lian Oncology Limited and LianBio relating to the Exclusive License Agreement, dated October 16, 2019, by and between LianBio and QED Therapeutics, Inc., as subsequently amended (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.7	Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among LianBio Licensing, LLC, Lian Oncology and LianBio relating to the Exclusive License Agreement, dated August 9, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc., as subsequently amended (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.8	Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among Lian Oncology, Lian Oncology Limited and LianBio relating to the Exclusive License Agreement, dated August 9, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc., as subsequently amended (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.9	Amended and Restated Executive Employment Agreement, dated as of September 14, 2021, by and among LianBio, LianBio, LLC and Debra Yu, M.D. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.10	Amended and Restated Executive Employment Agreement, dated as of September 14, 2021, by and among LianBio, LianBio, LLC and Brianne Jahn (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.11	LianBio 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.12	Form of Non-Statutory Share Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.13	Form of Non-Statutory Share Option Agreement (Employees) (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.14	Form of Restricted Share Unit Agreement (Employees) (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.15	LianBio 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.16	LianBio Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

Exhibit No.	Description

10.17	Lease Contract for Office Building of Corporate Avenue dated November 4, 2021, by and between Shanghai Xingqiao Real Estate Co., Ltd. and Shanghai LianBio Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40947), filed with the Securities and Exchange Commission on November 10, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

LianBio

Date: January 10, 2022	By:	/s/ Yizhe Wang
Yizhe Wang
Chief Executive Officer and Directo r (Principal Executive Officer)

Date: January 10, 2022	By:	/s/ Yi Larson
Yi Larson
Chief Financial Officer (Principal Financial and Accounting Officer)