Form 10-Q
period 2022-03-31
LianBio
filed 2022-05-12
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2022, 108,275,458 ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 28,853,178 ordinary shares were held in the form of American Depositary Shares.

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
•the potential for certain of our current and future product candidates to have more benign safety profiles or result in differentiated safety profiles than currently available therapeutic options;
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
•our estimates of our expenses, capital requirements and needs for additional financing; and
•other risks and uncertainties, including those listed under the caption “Risk Factors”.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
LianBio
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$139,857	$228,182
Marketable securities	229,278	155,067
Related party receivable	2,062	—
Prepaid expenses and other current assets	8,973	10,354
Other receivable	5,966	6,044
Total current assets	386,136	399,647
Restricted cash, non-current	20,000	20,000
Property and equipment, net	2,923	1,882
Operating lease right-of-use assets	4,370	4,763
Other non-current assets	50	51
Total assets	$413,479	$426,343
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,927	$3,231
Accrued expenses	14,874	9,976
Current portion of operating lease liabilities	1,374	1,125
Other current liabilities	979	760
Total current liabilities	25,154	15,092
Operating lease liabilities	3,345	3,709
Other liabilities	207	206
Nonrefundable research deposit	20,000	20,000
Total liabilities	48,706	39,007
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Ordinary shares, $0.000017100448 par value. Authorized 2,923,900,005 shares as of March 31, 2022; 107,275,458 shares issued and outstanding at March 31, 2022; Authorized 2,923,900,005 shares as of December 31, 2021; 107,275,458 shares issued and outstanding at December 31, 2021	2	2
Additional paid-in capital	719,648	713,269
Accumulated other comprehensive (loss) income	(690)	526
Accumulated deficit	(387,961)	(360,235)
Total LianBio shareholders’ equity	330,999	353,562
Non-controlling interest	33,774	33,774
Total shareholders’ equity	364,773	387,336
Total liabilities and shareholders’ equity	$413,479	$426,343
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating expenses:
Research and development	$12,329	$53,353
General and administrative	16,088	7,146
Total operating expenses	28,417	60,499
Loss from operations	(28,417)	(60,499)
Other income (expense):
Interest income	280	33
Other income (expense), net	417	(124)
Net loss before income taxes	(27,720)	(60,590)
Income taxes	6	975
Net loss	(27,726)	(61,565)
Other comprehensive (loss) income:
Foreign currency translation (loss) income, net of tax	(393)	8
Unrealized loss on marketable securities, net of tax	(823)	—
Comprehensive loss	$(28,942)	$(61,557)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.26)	$(3.01)
Weighted-average shares outstanding used in computing net loss per share attributable to ordinary shareholders, basic and diluted	107,275,458	20,477,338
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LianBio Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	107,275,458	$2	$713,269	$526	$(360,235)	$353,562	$33,774	$387,336
Share-based compensation expense	—	—	—	—	4,669	—	—	4,669	—	4,669
Receivable from related party	—	—	—	—	1,710	—	—	1,710	—	1,710
Net Loss	—	—	—	—	—	—	(27,726)	(27,726)	—	(27,726)
Comprehensive Loss	—	—	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Balance, March 31, 2022	—	$—	107,275,458	$2	$719,648	$(690)	$(387,961)	$330,999	$33,774	$364,773

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	10,971,231	$349,789	20,477,338	$—	$31,132	$(40)	$(163,935)	$(132,843)	$34,773	$(98,070)
Share-based compensation expense	—	—	—	—	1,674	—	—	1,674	—	1,674
Issuance of Series A Preferred Shares at $56.66, net of issuance costs	52,947	2,940	—	—	—	—	—	—	—	—
Warrants issued in license agreement	—	—	—	—	—	—	—	—	9,415	9,415
Net Loss	—	—	—	—	—	—	(61,565)	(61,565)	—	(61,565)
Comprehensive Income	—	—	—	—	—	8	—	8	—	8
Balance, March 31, 2021	11,024,178	$352,729	20,477,338	$—	$32,806	$(32)	$(225,500)	$(192,726)	$44,188	$(148,538)

LianBio
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(27,726)	$(61,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share consideration, issued in acquisition of IPR&D	—	9,415
Non-cash operating lease expense (benefit)	277	(20)
Depreciation expense	271	66
Share based compensation expense	4,669	1,674
Amortization of discounts on investments, net	(44)	—
Unrealized foreign currency transaction gain, net	(294)	(66)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	1,460	173
Decrease in other receivable	—	20,000
Increase in related party receivable	(352)	—
Increase (decrease) in accounts payable	3,783	(1,171)
Increase in accrued expenses	4,739	28,654
Increase in other current liabilities	116	929
Net cash used in operating activities	(13,101)	(1,911)
Cash flows from investing activities:
Purchase of property and equipment	(344)	(29)
Purchase of marketable securities	(93,364)	—
Sales and redemption of marketable securities	18,375	—
Net cash used for investing activities	(75,333)	(29)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred shares	—	3,000
Issuance costs related to redeemable convertible preferred shares	—	(60)
Net cash provided by financing activities	—	2,940
Effect of exchange rate changes on cash and cash equivalents	109	(82)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(88,325)	$918
Cash and cash equivalents, and restricted cash—beginning of period	248,182	254,350
Cash and cash equivalents, and restricted cash—ending of period	$159,857	$255,268
Cash and cash equivalents—end of period	$139,857	$235,268
Restricted cash—end of period	$20,000	$20,000
Cash and cash equivalents, and restricted cash—ending of period	$159,857	$255,268
Supplemental disclosure of non-cash operating activities:
Related party receivable	$1,710	$—
Issuance costs in accounts payable and other accrued liabilities	$630	$314
Purchase of property and equipment in accounts payable	$963	$—
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
On November 3, 2021, the Company completed its initial public offering (“IPO”) through an underwritten sale of 20,312,500 American Depositary Shares (“ADSs") representing 20,312,500 ordinary shares at a price of $16.00 per share. Following the close of the IPO, on December 1, 2021, the underwriters partially exercised their option to purchase additional shares and purchased an additional 593,616 ADSs at the IPO price of $16.00 per ADS. The Company received gross proceeds of $334.5 million in connection with the IPO and subsequent exercise of the underwriters’ option and aggregate net proceeds of $304.8 million after deducting underwriting discounts, commissions and other offering expenses.
Concurrent with the IPO, all of the Company’s convertible preferred shares then-outstanding were automatically converted into an aggregate of 64,467,176 ordinary shares and were reclassified into permanent equity. Following the IPO, there were no preferred shares outstanding.
2. Significant Accounting Policies
(A) Basis of presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include the People’s Republic of China (“PRC”) registered entities directly owned by the Company. All intercompany accounts and transactions have been eliminated in consolidation.
The interim balance sheet as of March 31, 2022, and the interim consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred shares and shareholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and the cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s financial information. The financial data and other information disclosed in these notes related to the three-month periods are also unaudited. The interim results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.
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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $388.0 million as of March 31, 2022 and $360.2 million as of December 31, 2021. The Company’s cash and cash equivalents and marketable securities were $369.1 million and $383.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company has financed its operations to date primarily through equity capital raises.
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
(C) Significant Accounting Policies Update
The Company’s significant accounting policies are disclosed in Note 2, Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
(D) Recently Issued Accounting Pronouncements Not Yet Adopted
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As an emerging growth company, the Company has elected to “opt out” of such extended transition period for the implementation of new or revised accounting standards and, as a result, the Company will comply with new or revised accounting standards on the same timeline as other public companies. The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3. Material Agreements
License Agreement with QED Therapeutics, Inc.
In October 2019, the Company entered into a license agreement (as subsequently amended, the “QED License Agreement”) with QED Therapeutics, Inc. (“QED”), under which the Company obtained an exclusive license under certain patents and know-how (including patents and know-how that QED licensed from QED’s upstream licensor) to develop, manufacture, use, sell, import, and commercialize QED’s ATP-competitive, FGFR1-3 tyrosine kinase inhibitor, infigratinib, in pharmaceutical products in the licensed territory of Mainland China, Macau, Hong Kong, Taiwan, Thailand, Singapore and South Korea, in the licensed field of human prophylactic and therapeutic uses in cancer indications. In September 2020, the Company entered into an amendment with QED to reduce the licensed territories to include Mainland China, Macau and Hong Kong. In December 2021, the Company entered into a second amendment with QED to modify the Company’s development obligations with respect to certain clinical trials, and change the development milestone payments the Company owes to QED and the royalty rates for the tiered royalties on net sales of licensed products the Company will pay to QED. Under the QED License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted warrants to purchase 100,000 ordinary shares in Lian Oncology, a subsidiary of LianBio, valued at $1.0 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 10% of the fully diluted equity of Lian Oncology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. The amended and restated option agreement also provides QED with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. In the event QED chooses to convert the Subsidiary Warrant into Parent Company Shares, the number of Parent Company Shares QED is entitled to receive would be calculated as the aggregate fair market value of the ordinary shares of Lian Oncology that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis and as of the date the Company sent QED the notice of the IPO. In the event QED chose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant QED was entitled to receive would have been calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Oncology under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Oncology), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it is clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, based on the conversion feature, LianBio issued to QED a warrant to purchase 347,569 of its ordinary shares at an exercise price of $0.000017100448 per share and, concurrently with such issuance, the Subsidiary Warrant was deemed to be performed and settled in full and was irrevocably terminated. The QED License Agreement also required the Company to refund QED for costs incurred on the study through the execution date which was determined to be $2.8 million. Additionally, QED is entitled to receive from the Company development milestone payments of up to $7.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of infigratinib, in addition to tiered royalties on net sales of licensed products at the greater of (a) percentage rates in the mid- to high-teens on the net sales of the licensed products, or (b) the applicable rate payable under QED’s agreement with its upstream licensor (capped in the mid-teens).

License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly-owned subsidiary of Bristol-Myers Squibb (“BMS”)), under which the Company obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant to purchase 170,000 ordinary shares in Lian Cardiovascular, a subsidiary of LianBio, valued at $33.8 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants, representing 17% of the fully diluted equity of Lian Cardiovascular, are exercisable by MyoKardia at any time after issuance. The amended and restated option agreement also provides MyoKardia with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. MyoKardia was entitled to choose to convert the Subsidiary Warrant into Parent Company Shares, and the number of Parent Company Shares MyoKardia was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Cardiovascular that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis on the date the Company sent MyoKardia the notice of the IPO. Alternatively, MyoKardia was entitled to choose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant MyoKardia was entitled to receive would be calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Cardiovascular under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Cardiovascular), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. As of October 12, 2021, MyoKardia elected not to exercise this option and, therefore, continues to hold its warrant to purchase 170,000 ordinary shares in Lian Cardiovascular. MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO. Additionally, MyoKardia was entitled to receive a nonrefundable financing milestone payment of $35.0 million upon a specified financing event, which occurred on October 29, 2020. The financing milestone was recorded at present value upon execution of the MyoKardia License Agreement, with total imputed interest of $2.3 million accreted under the effective interest method through the date the liability was settled. The financing milestone was paid to MyoKardia in December 2020 as a result of the Series A Preferred financing. Additionally, MyoKardia is entitled to receive from the Company development milestone payments of up to $60.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of mavacamten, plus tiered royalties on net sales ranging from the low to upper-teens.
Navire License
In August 2020, pursuant to the BridgeBio exclusivity agreement, the Company entered into an exclusive license agreement with Navire Pharma, Inc. (“Navire”), a BridgeBio affiliate. Pursuant to the license agreement, Navire granted to the Company an exclusive, sublicensable license under certain patents and know-how of Navire to develop, manufacture, use, sell, import and commercialize Navire’s proprietary SHP2 inhibitor, BBP-398 (formerly known as IACS-15509) in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand, Singapore, and South Korea. Under the license agreement, Navire received a nonrefundable upfront payment of $8.0 million. Additionally, Navire is entitled to receive from the Company development milestone payments of up to $24.5 million upon achievement of specified development milestones, and sales milestone payments of up to $357.6 million upon achievement of specified commercialization milestones, plus tiered royalties on net sales ranging from approximately 5-15% on the net sales of the licensed products. The Company paid the first development milestone of $8.5 million for IND acceptance in the PRC during the third quarter of 2021.

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
Tarsus License
In March 2021, the Company entered into an exclusive license agreement (the “Tarsus License Agreement”) with Tarsus Pharmaceuticals, Inc. (“Tarsus”). Pursuant to the license agreement, Tarsus granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize TP-03 for the treatment of patients with Demodex blepharitis and Meibomian Gland Disease in Mainland China, Macau, Hong Kong and Taiwan. Under the license agreement, Tarsus received a nonrefundable upfront payment of $15.0 million and was granted three warrants to purchase 125,000 ordinary shares in Lian Ophthalmology, a subsidiary of LianBio, valued at $9.4 million (the “Tarsus Warrants”). Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. Pursuant to a related option agreement (the “Tarsus Option Agreement”), Tarsus also had the option to convert the warrants into ordinary shares of the Company or warrants to purchase a certain number of the Company’s ordinary shares based on appreciation of the value in the Lian Ophthalmology since the inception of the Tarsus License Agreement. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. Following the issuances, the Tarsus Warrants were irrevocably terminated. Additionally, Tarsus is entitled to receive a nonrefundable second milestone payment of $10.0 million due and payable within forty-five days following the effective date. Additionally, Tarsus is entitled to receive payments from the Company totaling an aggregate of up to $175.0 million upon the achievement of specified development and commercial milestones, up to $75.0 million and $100.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to high-teens on net sales. During 2021, the Company was notified that Tarsus had achieved certain development milestones. The Company paid an aggregate of $30.0 million to Tarsus as a result of the achievement of these milestones during 2021.

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
Nanobiotix License
In May 2021, the Company entered into an exclusive license agreement (the “Nanobiotix License Agreement”) with Nanobiotix S.A. (“Nanobiotix”). Pursuant to the license agreement, Nanobiotix granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize NBTXR3, a potential first-in-class radioenhancer in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Nanobiotix received a nonrefundable upfront payment of $20.0 million. Additionally, Nanobiotix is entitled to receive payments from the Company totaling an aggregate of up to $220.0 million upon the achievement of specified development and commercial milestones, up to $65.0 million and $155.0 million, respectively, plus tiered royalties of 10-13% of net sales.
Lyra License
In May 2021, the Company entered into an exclusive license agreement (the “Lyra License Agreement”) with Lyra Therapeutics, Inc. (“Lyra”). Pursuant to the license agreement, Lyra granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize LYR-210, an anti-inflammatory, intra-nasal drug matrix in late-stage development that is designed to treat chronic rhinosinusitis in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Lyra received a nonrefundable upfront payment of $12.0 million. Additionally, Lyra is entitled to receive payments from the Company totaling an aggregate of up to $135.0 million upon the achievement of specified development and commercial milestones, up to $40.0 million and $95.0 million, respectively, plus tiered royalties from the low- to high-teens on net sales. As of March 31, 2022, the Company had recorded a payable for the first development milestone of $5.0 million.

4. Marketable Securities and Fair Value Measurements
The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2022 and December 31, 2021:

As of March 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$156,218	$—	$(449)	$155,769
Corporate debt securities	14,315	—	(122)	14,193
Government obligations	59,511	—	(195)	59,316
Total	$230,044	$—	$(766)	$229,278

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$145,894	$55	$—	$145,949
Corporate debt securities	4,138	—	—	4,138
Government obligations	4,986	—	(6)	4,980
Total	$155,018	$55	$(6)	$155,067

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2022 are as follows:

As of March 31, 2022 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(449)	$155,769	$—	$—	$(449)	$155,769
Corporate debt securities	(122)	14,193	—	—	(122)	14,193
Government obligations	(184)	56,291	(11)	3,025	(195)	59,316
Total	$(755)	$226,253	$(11)	$3,025	$(766)	$229,278

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

As of December 31, 2021 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Government obligations	(6)	4,980	—	—	(6)	4,980
Total	$(6)	$4,980	$—	$—	$(6)	$4,980

Marketable securities on the balance sheet at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
	Less than 12 Months	More Than 12 Months
Commercial paper	$155,769	$—
Corporate debt securities	14,193	—
Government obligations	56,291	3,025
Total Marketable securities	$226,253	$3,025

	December 31, 2021
	Less than 12 Months	More Than 12 Months
Commercial paper	$145,949	$—
Corporate debt securities	4,138	—
Government obligations	—	4,980
Total Marketable securities	$150,087	$4,980

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$66,092	$—	$—	$66,092
Commercial paper	—	14,985	—	14,985
Corporate debt securities	—	—	—	—
Marketable securities:
Commercial paper	—	155,769	—	155,769
Corporate debt securities	—	14,193	—	14,193
Government obligations	—	59,316	—	59,316
Total	$66,092	$244,263	$—	$310,355

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,289	$—	$—	$67,289
Commercial paper	—	80,541	—	80,541
Corporate debt securities	—	8,165	—	8,165
Marketable securities:
Commercial paper	—	145,949	—	145,949
Corporate debt securities	—	4,138	—	4,138
Government obligations	—	4,980	—	4,980
Total	$67,289	$243,773	$—	$311,062
5. Property and Equipment, Net
Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$2,471	$807
Furniture and fixtures	89	65
Computer equipment and software	472	471
Construction in progress	764	1,145
	3,796	2,488
Accumulated depreciation	(873)	(606)
Total property and equipment, net	$2,923	$1,882
Total depreciation related to property and equipment for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.1 million, respectively.

6. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Advance payments to suppliers and rent deposit	$1,781	$1,499
Prepaid insurance	5,188	7,378
Deferred costs	33	3
VAT receivable	1,181	1,176
Other prepaid expenses	790	298
Total prepaid expenses and other current assets	$8,973	$10,354
7. Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Employee compensation and related benefits	$2,003	$2,309
Professional fees	6,984	3,625
Consulting and contracted research	5,660	3,925
Other	227	117
Total accrued expenses	$14,874	$9,976
8. Commitments and Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2022 and December 31, 2021, there have been no such matters identified. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The Company is not currently party to any material legal proceedings.
9. Share-Based Compensation
In December 2020, the Company adopted a shareholder-approved share-based compensation plan (the “2019 Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants.
In connection with the IPO, the Company adopted a shareholder-approved share-based compensation plan (the “2021 Equity Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants. The maximum number of shares that may be delivered in satisfaction of awards under the 2021 Equity Plan was initially approximately 14.2 million shares, plus the number of shares that remained available for issuance under the 2019 Plan and that may again become available for issuance under such plan, not to exceed approximately 10.7 million shares in the aggregate, and an annual increase, to be added as of January 1st of each year from January 1, 2022, to January 1, 2031, equal to the lesser of (i) four percent (4%) of the number of shares outstanding as of such date; and (ii) the number of shares determined by the Board of Directors on or prior to such date for such year. Subsequent to the effectiveness of the 2021 Equity Plan, no additional awards have been made pursuant to the 2019 Plan. However, any outstanding awards granted under the 2019 Plan will remain outstanding, subject to the terms of the 2019 Plan and award agreements. Through March 31, 2022, there were awards issued for approximately 9.7 million ordinary shares under the 2019 Plan and approximately 5.0 million ordinary shares under the 2021 Equity Plan.

Share Option Awards
During the three months ended March 31, 2022, the Company issued options to purchase 55,110 ordinary shares with a weighted-average exercise price of $2.94 per share option and a weighted-average fair value of $2.01 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.56%; expected dividend yield of 0.00%; expected stock price volatility of 76.83%; and expected term of 6.08 years.
During the three months ended March 31, 2021 the Company issued options to purchase 649,105 ordinary shares with a weighted-average exercise price of $6.54 per share option and a weighted-average fair value of $6.04 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 0.09%- 1.22%; expected dividend yield of 0.00%; expected stock price volatility of 60.00%; and expected term of 0.50 - 6.25 years.
As of March 31, 2022, $46.1 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 3.35 years from the date of grant. As of March 31, 2021, $9.2 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 1.94 years from the date of grant. Options granted to senior management and employees generally vest in equal annual increments over four years and grants issued subsequent to the IPO generally vest over four years with 25% vesting over the first year and monthly thereafter.
Performance Share Awards
There were no performance share awards granted during the three months ended March 31, 2022 or 2021. As of March 31, 2022, there was $7.1 million of total unrecognized compensation cost related to outstanding performance share awards.
There were no performance-based share units (“PSUs”) granted during the three months ended March 31, 2022 or 2021. As of March 31, 2022, there was $2.8 million of total unrecognized compensation cost related to outstanding PSUs.
Restricted Share Units
During the three months ended March 31, 2022, the company granted 10,270 non-vested restricted share units (“RSUs”) to certain employees, with a weighted-average grant date fair value of $2.94 per RSU. As of March 31, 2022, there was $2.8 million of total unrecognized compensation expense related to non-vested RSUs. There were no RSUs granted during the three months ended March 31, 2021.
During the three months ended March 31, 2022 and 2021, the company did not grant performance-based RSUs. As of March 31, 2022 and 2021, there was $0.8 million and $0.0 million of total unrecognized compensation expense related to non-vested performance-based RSUs.
10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities. For the three months ended March 31, 2022 and 2021, diluted and basic net loss per ordinary share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator
Net Loss attributable to ordinary shareholders	$(27,726)	$(61,565)
Denominator
Weighted-average shares – basic and diluted	107,275,458	20,477,338
Net loss per ordinary share – basic and diluted	$(0.26)	$(3.01)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share, because including them would have been anti-dilutive.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Redeemable Convertible Preferred Shares	—	11,024,178
Employee Share Options	14,054,402	6,888,694
Non-vested restricted share units	635,393	—
QED Warrants	—	100,000
MyoKardia Warrant	170,000	170,000
Tarsus Warrants	—	125,000
Warrants in LianBio issued to QED and Tarsus	504,315	—
11. Subsequent Events
In May 2022, the Company was notified that Tarsus had achieved a certain development milestone, which, pursuant to the Tarsus License Agreement, triggered a $15.0 million milestone payment due in June 2022.
In April 2022, the Company was notified that BMS had achieved a certain development milestone, which, pursuant to the MyoKardia License Agreement, triggered a $5.0 million milestone payment due in June 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the fiscal year ended December 31, 2021 and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this report and the section entitled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Some of the numbers included herein have been rounded for the convenience of presentation.
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
Recent Business Highlights and Clinical Development Updates
Initial Public Offering
In November 2021, we completed an initial public offering (“IPO”) of our ordinary shares through the sale and issuance of 20,312,500 American Depositary Shares (“ADSs”), at a public offering price of $16.00 per ADS. Following the closing of the IPO, on December 1, 2021, the underwriters partially exercised their option to purchase additional shares and purchased an additional 593,616 ADSs at the initial public offering price of $16.00 per ADS. We received gross proceeds of $334.5 million in connection with the IPO and subsequent exercise of the underwriters’ option and aggregate net proceeds of $304.8 million after deducting underwriting discounts, commissions and other offering expenses.
Mavacamten
In January 2022, we announced the first patient had been dosed in the Phase 3 EXPLORER-CN clinical trial of mavacamten in Chinese patients with symptomatic obstructive hypertrophic cardiomyopathy (“oHCM”). We expect to complete enrollment in the second half of 2022.
In February 2022, we announced that the Center for Drug Evaluation (“CDE”) of the National Medical Products Administration (“NMPA”) granted Breakthrough Therapy Designation in China for mavacamten for the treatment of patients with oHCM.
In April 2022, our partner Bristol Myers Squibb (“BMS”) presented data from two clinical trials of mavacamten at the American College of Cardiology 71st Annual Scientific Session. Data from the EXPLORER-LTE clinical trial demonstrated sustained improvements in clinically meaningful cardiovascular outcomes at weeks 48 and 84 in patients with symptomatic oHCM receiving mavacamten. Data from the Phase 3 VALOR-HCM clinical trial demonstrated the addition of mavacamten significantly reduced the need for septal reduction therapy (SRT) in patients with severely symptomatic oHCM who had been appropriate for SRT at baseline.
In April 2022, BMS announced U.S. Food and Drug Administration (“FDA”) approval of mavacamten for the treatment of adults with symptomatic New York Heart Association Class II-III oHCM to improve functional capacity and symptoms.
In May 2022, we announced topline results from a Phase 1 pharmacokinetics (“PK”) study evaluating mavacamten in Chinese healthy volunteers. A single oral administration of mavacamten in Chinese healthy adult subjects showed no new safety signals. The data demonstrated a favorable PK, safety and tolerability profile comparable to that observed in the Phase 1 PK study of mavacamten, conducted by our partner MyoKardia, now a wholly owned subsidiary of BMS, in healthy volunteers in the United States.

TP-03
In May 2022, Tarsus announced topline data from Saturn-2. The trial met all primary and secondary endpoints and TP-03 was found to be generally well tolerated. Tarsus has announced that the company will submit a New Drug Application to the FDA in the second half of 2022.
NBTXR3
In January 2022, our partner Nanobiotix S.A. (“Nanobiotix”) announced enrollment of the first patient in the NANORAY-312 global Phase 3 registrational study of NBTXR3 in head and neck cancer.
LYR-210
In January 2022, our partner Lyra Therapeutics, Inc. (“Lyra”) announced the initiation of the Phase 3 ENLIGHTEN I clinical trial of LYR-210 in adult, surgically naïve chronic rhinosinusitis “(CRS”) patients.
In February 2022, Lyra announced dosing of the first patient in ENLIGHTEN I and that it plans to initiate ENLIGHTEN II, the second Phase 3 study by mid-year 2022.
Sisunatovir
In April 2022, our partner ReViral Ltd. announced that the Company has entered into a definitive agreement under which Pfizer Inc. will acquire ReViral and its respiratory syncytial virus therapeutic candidates, including sisunatovir.
Corporate Developments
In April 2022, we announced the formation of the LianBio Scientific Advisory Board (“SAB”). Our SAB is comprised of industry leaders in global drug development who are serving as strategic advisors to LianBio.
In April 2022, we announced the appointment of Wei Wei Chen to our Board of Directors. Ms. Chen brings over 17 years of experience serving as chief financial officer of companies in the consumer retail and healthcare sectors.
Factors Affecting our Results of Operations
Impact of the COVID-19 pandemic on our operations
Beginning in December 2019, the outbreak of the COVID-19 pandemic created business interruptions for companies globally, including us. For example, in the biotechnology sector, companies, including our company, have experienced delays in their ability to enroll patients at clinical trial sites because of the pandemic, potentially leading to delays in the regulatory approval process. Other outbreaks may occur, or there could be further resurgences of the COVID-19 pandemic (such as current outbreaks in certain locations in China, including locations in which we are conducting clinical trials, which have led to extensive lockdowns), which have caused and could further cause business disruptions in the future.
We have been carefully monitoring the COVID-19 pandemic and its impact on our business. We have taken important steps to ensure the workplace safety of our employees when working within our administrative offices, or when traveling to our clinical trial sites. We may take further actions as may be required by federal, state or local authorities.
To date, we have been able to continue our key business activities and advance our clinical programs. However, the COVID pandemic has impacted our clinical trial enrollment and it is possible that our clinical development timelines and business plans could be adversely affected. We maintain regular communication with our vendors and clinical sites to appropriately plan for, and mitigate, the impact of the COVID-19 pandemic on our operations.
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
•expense incurred in connection with the clinical development of our product candidates, including expenses incurred under agreements with contract research organizations (“CROs”);
•costs related to compliance with regulatory requirements; and
•facilities, depreciation and amortization, insurance and other direct and allocated expense incurred as a result of research and development activities.
The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Research and development expenses (in thousands):
Licensing fees	$5,000	$48,415
Employee related expense	2,823	1,643
CRO costs	3,702	2,494
Other costs	804	801
Total	$12,329	$53,353

Licensing arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are generally required to make upfront payments upon entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant product candidate under these agreements, as well as tiered royalties based on net sales of the license products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $5.0 million and $48.4 million, for the three months ended March 31, 2022 and March 31, 2021, respectively.
The following table sets forth a breakdown of licensing fees by program for the periods indicated:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Licensing fees (in thousands):
Sisunatovir	$—	$14,000
TP-03	—	34,415
LYR-210	5,000	—
Total	$5,000	$48,415
General and administrative expenses
Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, auditing, tax services and insurance costs.

We expect that our general and administrative expenses will increase in the future to support continued development and commercialization of our product candidates. These increases will likely include increased costs related to hiring additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we have incurred and will continue to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and office insurance costs, and investor and public relations costs.
Interest income, net
Interest income, net consists of interest income received on our cash balances and marketable securities and from the amortization/accretion on the premiums/discounts on marketable securities.
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
We recorded income tax expense of $0.0 million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Results of operations
Comparison of the three months ended March 31, 2022 and March 31, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating expenses (in thousands):
Research and development	$12,329	$53,353
General and administrative	16,088	7,146
Total operating expenses	28,417	60,499
Loss from operations	(28,417)	(60,499)
Other income (expense):
Interest income	280	33
Other income (expense), net	417	(124)
Net loss before income taxes	(27,720)	(60,590)
Income taxes	6	975
Net loss	$(27,726)	$(61,565)
Research and development expenses
Research and development expenses decreased by $41.0 million from $53.4 million for the three months ended March 31, 2021 to $12.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, research and development cost was primarily attributable to (i) $5.0 million related to a development milestone payment payable pursuant with our license agreement with Lyra (the “Lyra License Agreement”), (ii) $3.7 million attributable to development activities to support our clinical trials and (iii) $2.8 million attributable to higher personnel-related expense, including share-based compensation expense, as a result of increased employee headcount. The remaining expense was attributable to professional fees.

For the three months ended March 31, 2021, research and development cost was primarily attributable to (i) $25.0 million in upfront milestone payments and $9.4 million of expenses related to warrants issued in connection with our development and license agreement with Tarsus (the “Tarsus Agreement”), (ii) a $14.0 million upfront payment pursuant to our co-development and license agreement with ReViral (the “ReViral Agreement”), (iii) $2.5 million attributable to development activities to support our clinical trials and (iv) $1.6 million attributable to higher personnel-related expense, including share-based compensation expense, as a result of increased employee headcount. The remaining expense was attributable to professional fees.
General and administrative expenses
General and administrative expenses increased by $8.9 million from $7.1 million for the three months ended March 31, 2021 to $16.1 million for the three months ended March 31, 2022. The increase was primarily attributable to a $4.6 million increase in payroll and personnel-related expenses (including share-based compensation expense) for increased employee headcount, a $3.1 million increase in additional costs incurred due to operating as a publicly traded company, and a $1.1 million increase, primarily attributable to legal service costs, consulting costs and accounting services.
Interest income
Interest income increased by $0.3 million from $0.0 million for the three months ended March 31, 2021 to $0.3 million for the three months ended March 31, 2022. The increase was primarily attributable to our investments in marketable securities.
Other income (expense), net
Other income (expense), net increased by $0.5 million from $(0.1) million for the three months ended March 31, 2021 to $0.4 million for the three months ended March 31, 2022. The increase was primarily attributable to unrealized gains on foreign currencies held in our China subsidiary, Shanghai LianBio Development Co., Ltd., and unrealized foreign exchange gain from the remeasurement of our intercompany payables.
Income taxes
Our income tax expense was $0.0 million, resulting in an effective income tax rate of 0.0% for the three months ended March 31, 2022. Our income tax expense was $1.0 million, resulting in an effective income tax rate of (1.7)%, for the three months ended March 31, 2021. The variation in the effective income tax rate was primarily due to the effect of certain nonrecurring taxable income in 2021.
Liquidity and capital resources
Sources of liquidity
Since our incorporation, our operations have been substantially financed with proceeds from sales of preferred shares as part of the Series Seed financing, the Series A financing, the issuance of the 2020 Convertible Notes and our IPO, which was completed in November 2021. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $369.1 million.
We are a holding company with no operations of our own and, as such, we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason, as well as any changes in Chinese laws or regulations, could limit or impair their ability to pay such distributions. For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Doing Business in China and Our International Operations—We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•the impact of the COVID-19 pandemic and the Russian invasion of Ukraine on our clinical development or operations; and
•the costs associated with being a public company.
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

Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash (used in) provided by (in thousands):
Operating activities	$(13,101)	$(1,911)
Investing activities	(75,333)	(29)
Financing activities	—	2,940
Net cash used in operating activities
During the three months ended March 31, 2022, operating activities used approximately $13.1 million of cash, primarily due to our net loss of $27.7 million, partially offset by non-cash consideration of $4.7 million related to share-based compensation expense, and other changes related to operating assets and liabilities.
During the three months ended March 31, 2021, operating activities used approximately $1.9 million, primarily due to our net loss of $61.6 million, partially offset by non-cash items of $9.4 million related to the Tarsus Warrant, a decrease of $20.0 million for other receivables related to in-licensing and co-development activities related to our strategic collaboration agreement with Pfizer, a net increase of $27.5 million for accrued expenses and accounts payable related to the Tarsus upfront milestones of $25.0 million, $1.7 million related to share-based compensation expense, and due to changes related to operating assets and liabilities.
Net cash used in investing activities
During the three months ended March 31, 2022, investing activities used approximately $75.3 million, consisting of approximately $93.4 million for the purchases of marketable securities, and approximately $0.3 million for the purchases of property and equipment, partially offset by the sales and redemption of marketable securities of approximately $18.4 million.
During the three months ended March 31, 2021, investing activities used approximately $29.0 thousand, primarily resulting from the purchases of property and equipment.
Net cash provided by financing activities
During the three months ended March 31, 2022, we did not generate any net proceeds from financing activities.
During the three months ended March 31, 2021, financing activities provided approximately $2.9 million in net proceeds, primarily resulting from the net proceeds from our issuance of Series A Preferred shares.
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Impact of New Accounting Standards
The adoption of new accounting standards and the impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period ended March 31, 2022, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
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
Item 1A. Risk Factors.
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2021.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our and our partners’ third-party research institution collaborators, clinical trial sites, CROs, contract manufacturing organizations (“CMOs”), suppliers and other contractors and consultants could be subject to natural or man-made disasters, public health epidemics and pandemics like the COVID-19 pandemic or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. Through our partners, we also rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by natural or man-made disasters, public health epidemics and pandemics, such as the COVID-19 pandemic, or other business interruptions. Damage or extended periods of interruption to our or our vendors’ corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, public health epidemics, pandemics or other events could cause us to delay or cease development or commercialization of some or all of our product candidates. Although we maintain insurance coverage on our facilities, our insurance might not cover all losses under such circumstances, including damage to third-party facilities, and our business may be seriously harmed by such delays and interruption. For example, the biotechnology sector, including our company, has been impacted by the COVID-19 pandemic and could continue to experience negative impact to business operations. Other outbreaks may occur, or there could be a resurgence of the COVID-19 pandemic (including, for example, the local outbreaks and related extensive lockdowns in certain cities in China, such as Shanghai or other cities where our offices and employees are located and in which we are conducting clinical trials), which have caused and could continue to cause business disruptions.
Our or our partners’ clinical development efforts have been and could be further delayed or otherwise negatively impacted, as patients are reluctant or unable to go to hospitals or clinical testing sites to receive treatment. We have experienced delays in the enrollment of patients in our clinical trials due to the pandemic. We believe our business partners have also similarly experienced delays or difficulties in enrollment of patients to their clinical trials due to the outbreak of COVID-19 in their respective territories. The ability to conduct in-person interactions between clinical and medical staff and physicians has also been adversely affected. Additionally, the clinical supply of our product candidates could be negatively impacted due to reduced operations or a shutdown of our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
Our business and results of operations could be adversely affected by public health crises in the locations in which we, our suppliers, CROs, our licensors’ CMOs and other contractors operate.
Our operations expose us to risks associated with public health crises, such as epidemics and pandemics. Our business operations and those of our and our partners’ suppliers, clinical trial sites, CROs, CMOs and other contractors may potentially suffer interruptions caused by any of these events.

For example, the COVID-19 pandemic has resulted in significant governmental measures being implemented around the globe to control the spread of the virus, including quarantines, lockdowns, travel restrictions, social distancing and business shutdowns. We have taken precautionary measures intended to comply with local regulations and to help minimize the risk of the virus to our employees, such as implementing office closures, including in our China headquarters in Shanghai, and limiting non-essential travel. These measures could negatively affect our business. For instance, if certain of our employees are required to continue to work remotely as a result of local government mandates, company policy updates, or otherwise, absenteeism or employee turnover could increase, or we may experience disruptions to our operations or increased risk of a cybersecurity incident.
In response to recent outbreaks of the COVID-19 pandemic in China, the Chinese government has imposed restrictive quarantine measures, including extensive shutdowns in certain cities in China in which we operate, which have caused business disruptions. These measures, as well as other efforts and effects related to the continued COVID-19 pandemic, may continue for an indeterminate amount of time and have adversely impacted and may continue to adversely impact our and our partners’ businesses, operations and financial conditions, including our or our business partners’ manufacturing and supply chains, clinical trial operations and ability to advance research and development activities and pursue development of pipeline products. Each of these factors could have a material adverse impact on our business, operations and our financial results, including our ability to conduct our business in the manner and on the timelines presently planned.
The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in China and the United States and other geographies where we or our partners and our and their third-party suppliers, clinical trial sites and CMOs or CROs, or any other third parties with which we engage, operate.
As a company with substantial operations outside of the United States, our business is subject to economic, political, regulatory and other risks associated with international operations, including the effects of Russia’s invasion of Ukraine.
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

For example, our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ADSs may be adversely affected by the geopolitical factors arising in connection with Russia’s invasion of Ukraine. Although we do not conduct business in either Russia or Ukraine, our global operations expose us to geopolitical risks, including, in this instance, with respect to how the United States and China choose to respond to the war between Ukraine and Russia. For instance, in connection with this war, the United States and other nations have raised the possibility of secondary sanctions on China, Chinese banks and Chinese businesses that do business with Russia or its allies. We do not currently conduct business in Russia or with Russian counterparties, but we may be impacted by sanctions if third parties with which we do business, such as business partners, suppliers, intermediaries, services providers or banks, are subject to such sanctions or if broader sanctions are imposed. Our business and operations may also be adversely impacted by any actions taken by China in response to the war or any related sanctions or threatened sanctions. If this war continues or expands, or if it leads to continued political or economic instability or terrorist activity, or if it gives rise to further government actions such as sanctions or increased economic or political tensions, in particular between the United States and China, our business and financial results may be adversely impacted and the value of our ADSs may significantly decline. In addition, although we do not currently conduct any clinical trials in Russia or Ukraine, we or our partners may experience disruptions with respect to clinical trials and operations as a result of the war and its related effects, which could materially adversely impact our or their ability to conduct business, including clinical trials, in the manner and on the timelines presently planned.
Financial and capital markets volatility may adversely affect access to capital for life sciences companies including us.
Financial and capital markets are experiencing significant volatility and the volatility is adversely affecting access to capital and credit for many life sciences companies, but that risk is currently exacerbated for companies like ours with significant operations in China by factors such as the geopolitical tensions between the U.S. and China, the ongoing war between Russia and Ukraine, and the uncertainty about the duration, scope, and effect of COVID-19 restrictions. In the event that these continued adverse market conditions may affect us, we may be unable to obtain adequate capital or credit market financing, obtain that capital or credit on favorable terms, or access such capital or credit in manners most favorable to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
None.
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
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit No.	Description

10.1*	Amended and Restated Executive Employment Agreement, dated as of September 30, 2021, by and among LianBio, LLC and Yi Larson
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

LianBio

Date: May 12, 2022	By:	/s/ Yizhe Wang
Yizhe Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Yi Larson
Yi Larson
Chief Financial Officer (Principal Financial and Accounting Officer)