Form 10-Q
period 2022-06-30
LianBio
filed 2022-08-11
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2022, 108,353,831 ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 36,903,443 ordinary shares were held in the form of American Depositary Shares.

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
LianBio
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$134,334	$228,182
Marketable securities	194,965	155,067
Prepaid expenses and other current assets	7,141	10,354
Other receivable	7,264	6,044
Total current assets	343,704	399,647
Restricted cash, non-current	20,075	20,000
Property and equipment, net	2,992	1,882
Operating lease right-of-use assets	5,003	4,763
Other non-current assets	39	51
Total assets	$371,813	$426,343
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,234	$3,231
Accrued expenses	17,972	9,976
Current portion of operating lease liabilities	1,803	1,125
Other current liabilities	738	760
Total current liabilities	21,747	15,092
Operating lease liabilities	3,660	3,709
Other liabilities	208	206
Nonrefundable research deposit	20,000	20,000
Total liabilities	$45,615	$39,007
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Ordinary shares, $0.000017100448 par value. Authorized 2,923,900,005 shares as of June 30, 2022; 108,353,831 shares issued and outstanding at June 30, 2022; Authorized 2,923,900,005 shares as of December 31, 2021; 107,275,458 shares issued and outstanding at December 31, 2021	2	2
Additional paid-in capital	724,176	713,269
Accumulated other comprehensive (loss) income	(1,402)	526
Accumulated deficit	(430,352)	(360,235)
Total LianBio shareholders’ equity	292,424	353,562
Non-controlling interest	33,774	33,774
Total shareholders’ equity	326,198	387,336
Total liabilities and shareholders’ equity	$371,813	$426,343
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$28,591	$93,030	$40,920	$146,383
General and administrative	14,551	6,461	30,639	13,607
Total operating expenses	43,142	99,491	71,559	159,990
Loss from operations	(43,142)	(99,491)	(71,559)	(159,990)
Other income (expense):
Interest income, net	553	106	833	139
Other income (expense), net	203	(68)	620	(192)
Net loss before income taxes	(42,386)	(99,453)	(70,106)	(160,043)
Income taxes	5	975	11	1,950
Net loss	(42,391)	(100,428)	(70,117)	(161,993)
Other comprehensive (loss) income:
Foreign currency translation (loss) income, net of tax	(421)	122	(814)	130
Unrealized loss on marketable securities, net of tax	(291)	—	(1,114)	—
Comprehensive loss	$(43,103)	$(100,306)	$(72,045)	$(161,863)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.39)	$(4.90)	$(0.65)	$(7.91)
Weighted-average shares outstanding used in computing net loss per share attributable to ordinary shareholders, basic and diluted	107,922,501	20,477,338	107,600,767	20,477,338
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LianBio Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	107,275,458	$2	$713,269	$526	$(360,235)	$353,562	$33,774	$387,336
Share-based compensation expense	—	—	—	—	4,669	—	—	4,669	—	4,669
Receivable from related party	—	—	—	—	1,710	—	—	1,710	—	1,710
Net Loss	—	—	—	—	—	—	(27,726)	(27,726)	—	(27,726)
Comprehensive Loss	—	—	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Balance, March 31, 2022	—	$—	107,275,458	$2	$719,648	$(690)	$(387,961)	$330,999	$33,774	$364,773
Share-based compensation expense	—	—	—	—	4,528	—	—	4,528	—	4,528
Exercise of options	—	—	1,000,000	—	—	—	—	—	—	—
Exercise of warrants	—	—	78,373	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(42,391)	(42,391)	—	(42,391)
Comprehensive Loss	—	—	—	—	—	(712)	—	(712)	—	(712)
Balance, June 30, 2022	—	$—	108,353,831	$2	$724,176	$(1,402)	$(430,352)	$292,424	$33,774	$326,198

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

LianBio
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net loss	$(70,117)	$(161,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share consideration, issued in acquisition of IPR&D	—	9,415
Non-cash operating lease expense (benefit)	398	(40)
Depreciation expense	409	137
Share based compensation expense	9,197	3,117
Amortization of discounts on investments, net	1	—
Unrealized foreign currency transaction loss (gain), net	240	(46)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	3,130	(1,343)
(Increase) decrease in other receivable	(1,281)	20,000
Increase in other non-current assets	8	1
(Decrease) increase in accounts payable	(1,957)	26,094
Increase in accrued expenses	7,414	8,178
(Decrease) increase in other current liabilities	50	1,704
Net cash used in operating activities	(52,508)	(94,776)
Cash flows from investing activities:
Purchase of property and equipment	(673)	(67)
Purchase of marketable securities	(126,138)	—
Sales and redemption of marketable securities	85,125	—
Net cash used for investing activities	(41,686)	(67)
Cash flows from financing activities:
Proceeds from exercise of share options	1,710	—
Proceeds from issuance of redeemable convertible preferred shares	—	3,000
Issuance costs related to redeemable convertible preferred shares	—	(60)
Net cash provided by financing activities	1,710	2,940
Effect of exchange rate changes on cash and cash equivalents	(1,289)	177
Net decrease in cash, cash equivalents and restricted cash	$(93,773)	$(91,726)
Cash and cash equivalents, and restricted cash—beginning of period	248,182	254,350
Cash and cash equivalents, and restricted cash—ending of period	$154,409	$162,624
Cash and cash equivalents—end of period	$134,334	$142,624
Restricted cash—end of period	$20,075	$20,000
Cash and cash equivalents, and restricted cash—ending of period	$154,409	$162,624
Supplemental disclosure of cash information
Cash paid for income taxes	$343	$—
Supplemental disclosure of non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$1,233	$—
Issuance costs in accounts payable and other accrued liabilities	$—	$1,358
Purchase of property and equipment in accounts payable	$938	$—
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
The interim balance sheet as of June 30, 2022, and the interim consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred shares and shareholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and the cash flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s financial information. The financial data and other information disclosed in these notes related to the three and six month periods are also unaudited. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.
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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $430.4 million as of June 30, 2022 and $360.2 million as of December 31, 2021. The Company’s cash and cash equivalents and marketable securities were $329.3 million and $383.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company has financed its operations to date primarily through equity capital raises.
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

(C) Significant Accounting Policies Update
The Company’s significant accounting policies are disclosed in Note 2, Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2022.
(D) Recently Issued Accounting Pronouncements Not Yet Adopted
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As an emerging growth company, the Company has elected to “opt out” of such extended transition period for the implementation of new or revised accounting standards and, as a result, the Company will comply with new or revised accounting standards on the same timeline as other public companies. The Company has evaluated recent accounting pronouncements and believes that there are none that will have a material impact on its financial position or results of operations upon adoption.

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

License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly-owned subsidiary of Bristol-Myers Squibb (“BMS”)), under which the Company obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant to purchase 170,000 ordinary shares in Lian Cardiovascular, a subsidiary of LianBio, valued at $33.8 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants, representing 17% of the fully diluted equity of Lian Cardiovascular, are exercisable by MyoKardia at any time after issuance. The amended and restated option agreement also provides MyoKardia with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. MyoKardia was entitled to choose to convert the Subsidiary Warrant into Parent Company Shares, and the number of Parent Company Shares MyoKardia was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Cardiovascular that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis on the date the Company sent MyoKardia the notice of the IPO. Alternatively, MyoKardia was entitled to choose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant MyoKardia was entitled to receive would be calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Cardiovascular under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Cardiovascular), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. As of October 12, 2021, MyoKardia elected not to exercise this option and, therefore, continues to hold its warrant to purchase 170,000 ordinary shares in Lian Cardiovascular. MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO. Additionally, MyoKardia was entitled to receive a nonrefundable financing milestone payment of $35.0 million upon a specified financing event, which occurred on October 29, 2020. The financing milestone was recorded at present value upon execution of the MyoKardia License Agreement, with total imputed interest of $2.3 million accreted under the effective interest method through the date the liability was settled. The financing milestone was paid to MyoKardia in December 2020 as a result of the Series A Preferred financing. Additionally, MyoKardia is entitled to receive from the Company development milestone payments of up to $60.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of mavacamten, plus tiered royalties on net sales ranging from the low to upper-teens. As of June 30, 2022, the Company has paid for the first development milestone of $5.0 million.
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

Pfizer Strategic Collaboration
In November 2020, the Company entered into a strategic collaboration agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which Pfizer will contribute up to $70.0 million of restricted, non-dilutive capital (the “Funds”), including a $20.0 million upfront payment, toward the Company’s in-licensing and co-development activities in Greater China. The Company has accounted for the Pfizer Agreement as a contract to perform research and development services for others under ASC 730-20 and the consideration received for performing these services will be recognized as contra-R&D in the consolidated statement of operations as the services are performed. Upon receipt of the $20.0 million upfront payment in the first quarter of 2021, the upfront payment was recorded as restricted cash within consolidated balance sheet and will remain restricted until such time as the upfront payment is utilized for specified in-licensing and co-development activities or until the Pfizer Agreement terminates. Under the Pfizer Agreement, Pfizer and LianBio will form a joint collaboration committee to discuss potential third party in-license opportunities and development and commercialization of the Company’s products in Greater China. In the event the Company seeks to engage a third-party commercialization partner with respect to the commercialization of the Company’s future products in Greater China, Pfizer will have a right to opt into such product. Upon opting in, a portion of the Funds will be used to pay for development and commercialization costs of such product and Pfizer will thereafter have a right of first negotiation and right of last refusal to obtain the commercialization rights of such product in Greater China, in each instance for additional, separate financial consideration. During the collaboration, Pfizer may provide in-kind support to us for marketing, development and regulatory activities.
ReViral License
In March 2021, the Company entered into an exclusive license agreement (the “ReViral License Agreement”) with ReViral Ltd. (“ReViral,” now a wholly-owned subsidiary of Pfizer). Pursuant to the license agreement, ReViral granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize novel antiviral therapeutics that target respiratory syncytial virus in Mainland China, Macau, Hong Kong, and Singapore. Under the license agreement, ReViral received a nonrefundable upfront payment of $14.0 million. Additionally, ReViral is entitled to receive payments from the Company totaling an aggregate of up to $105.0 million upon the achievement of specified development and commercial milestones, up to $45.0 million and $60.0 million, respectively, plus tiered royalties on net sales ranging from ten to the low-teens.
Tarsus License
In March 2021, the Company entered into an exclusive license agreement (the “Tarsus License Agreement”) with Tarsus Pharmaceuticals, Inc. (“Tarsus”). Pursuant to the license agreement, Tarsus granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize TP-03 for the treatment of patients with Demodex blepharitis and Meibomian Gland Disease in Mainland China, Macau, Hong Kong and Taiwan. Under the license agreement, Tarsus received a nonrefundable upfront payment of $15.0 million and was granted three warrants to purchase 125,000 ordinary shares in Lian Ophthalmology, a subsidiary of LianBio, valued at $9.4 million (the “Tarsus Warrants”). Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. Pursuant to a related option agreement (the “Tarsus Option Agreement”), Tarsus also had the option to convert the warrants into ordinary shares of the Company or warrants to purchase a certain number of the Company’s ordinary shares based on appreciation of the value in the Lian Ophthalmology since the inception of the Tarsus License Agreement. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. Following the issuances, the Tarsus Warrants were irrevocably terminated. On June 6, 2022, Tarsus exercised one warrant and the Company subsequently issued 78,373 of its ordinary shares at an exercise price of $0.000017100448 per share. Additionally, Tarsus is entitled to receive a nonrefundable second milestone payment of $10.0 million due and payable within forty-five days following the effective date. Furthermore, Tarsus is entitled to receive payments from the Company totaling an aggregate of up to $175.0 million upon the achievement of specified development and commercial milestones, up to $75.0 million and $100.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to high-teens on net sales. In the second quarter of 2022, the Company was notified that Tarsus had achieved a certain development milestone and subsequently paid $15 million in June 2022. As of June 30, 2022, the Company has paid an aggregate of $45.0 million to Tarsus as a result of the achievement of various development milestones.

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
Lyra License
In May 2021, the Company entered into an exclusive license agreement (the “Lyra License Agreement”) with Lyra Therapeutics, Inc. (“Lyra”). Pursuant to the license agreement, Lyra granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize LYR-210, an anti-inflammatory, intra-nasal drug matrix in late-stage development that is designed to treat chronic rhinosinusitis in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Lyra received a nonrefundable upfront payment of $12.0 million. Additionally, Lyra is entitled to receive payments from the Company totaling an aggregate of up to $135.0 million upon the achievement of specified development and commercial milestones, up to $40.0 million and $95.0 million, respectively, plus tiered royalties from the low- to high-teens on net sales. As of June 30, 2022, the Company has paid for the first development milestone of $5.0 million.

4. Marketable Securities and Fair Value Measurements
The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2022 and December 31, 2021:

As of June 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$106,388	$—	$(450)	$105,938
Corporate debt securities	14,259	—	(167)	14,092
Government obligations	75,373	—	(438)	74,935
Total	$196,020	$—	$(1,055)	$194,965

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$145,894	$55	$—	$145,949
Corporate debt securities	4,138	—	—	4,138
Government obligations	4,986	—	(6)	4,980
Total	$155,018	$55	$(6)	$155,067

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2022 are as follows:

As of June 30, 2022 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(450)	$105,938	$—	$—	$(450)	$105,938
Corporate debt securities	(167)	14,092	—	—	(167)	14,092
Government obligations	(438)	74,935	—	—	(438)	74,935
Total	$(1,055)	$194,965	$—	$—	$(1,055)	$194,965

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

As of December 31, 2021 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Government obligations	(6)	4,980	—	—	(6)	4,980
Total	$(6)	$4,980	$—	$—	$(6)	$4,980

Marketable securities on the balance sheet at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Less than 12 Months	More Than 12 Months
Commercial paper	$105,938	$—
Corporate debt securities	14,092	—
Government obligations	74,935	—
Total Marketable securities	$194,965	$—

	December 31, 2021
	Less than 12 Months	More Than 12 Months
Commercial paper	$145,949	$—
Corporate debt securities	4,138	—
Government obligations	—	4,980
Total Marketable securities	$150,087	$4,980

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,774	$—	$—	$64,774
Commercial paper	—	30,485	—	30,485
Marketable securities:
Commercial paper	—	105,938	—	105,938
Corporate debt securities	—	14,092	—	14,092
Government obligations	—	74,935	—	74,935
Total	$64,774	$225,450	$—	$290,224

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,289	$—	$—	$67,289
Commercial paper	—	80,541	—	80,541
Corporate debt securities	—	8,165	—	8,165
Marketable securities:
Commercial paper	—	145,949	—	145,949
Corporate debt securities	—	4,138	—	4,138
Government obligations	—	4,980	—	4,980
Total	$67,289	$243,773	$—	$311,062
5. Property and Equipment, Net
Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$2,877	$807
Furniture and fixtures	104	65
Computer equipment and software	631	471
Construction in progress	393	1,145
	4,005	2,488
Accumulated depreciation	(1,013)	(606)
Total property and equipment, net	$2,992	$1,882
Total depreciation related to property and equipment was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

6. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Advance payments to suppliers and rent deposit	$1,750	$1,499
Prepaid insurance	3,007	7,378
Deferred costs	3	3
VAT receivable	1,600	1,176
Other prepaid expenses	781	298
Total prepaid expenses and other current assets	$7,141	$10,354
7. Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Employee compensation and related benefits	$3,426	$2,309
Professional fees	6,068	3,625
Consulting and contracted research	8,323	3,925
Other	155	117
Total accrued expenses	$17,972	$9,976
8. Commitments and Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2022 and December 31, 2021, there have been no such matters identified. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The Company is not currently party to any material legal proceedings.
9. Share-Based Compensation
In December 2019, the Company adopted a shareholder-approved share-based compensation plan (the “2019 Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants.
In connection with the IPO, the Company adopted a shareholder-approved share-based compensation plan (the “2021 Equity Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants. The maximum number of shares that may be delivered in satisfaction of awards under the 2021 Equity Plan was initially approximately 14.2 million shares, plus the number of shares that remained available for issuance under the 2019 Plan and that may again become available for issuance under such plan, not to exceed approximately 10.7 million shares in the aggregate, and an annual increase, to be added as of January 1st of each year from January 1, 2022, to January 1, 2031, equal to the lesser of (i) four percent (4%) of the number of shares outstanding as of such date; and (ii) the number of shares determined by the Board of Directors on or prior to such date for such year. Subsequent to the effectiveness of the 2021 Equity Plan, no additional awards have been made pursuant to the 2019 Plan. However, any outstanding awards granted under the 2019 Plan will remain outstanding, subject to the terms of the 2019 Plan and award agreements. Through June 30, 2022, there were awards outstanding for approximately 8.6 million ordinary shares under the 2019 Plan and approximately 5.3 million ordinary shares under the 2021 Equity Plan.

Share Option Awards
During the six months ended June 30, 2022, the Company issued options to purchase a total of 433,874 ordinary shares to various employees, directors and board members with a weighted-average exercise price of $3.46 per share option and a weighted-average fair value of $2.37 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.56% - 3.19%; expected dividend yield of 0.00%; expected share price volatility of 76.83% - 79.65%; and expected term of 5.50 - 6.08 years.
During the six months ended June 30, 2021 the Company issued options to purchase 3,820,173 ordinary shares with a weighted-average exercise price of $6.84 per share option and a weighted-average fair value of $3.47 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 0.09% - 1.22%; expected dividend yield of 0.00%; expected share price volatility of 60.00%; and expected term of 0.50 - 6.25 years.
As of June 30, 2022, $42.0 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 3.10 years from the date of grant. As of June 30, 2021, $19.8 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 3.56 years from the date of grant. Options granted to senior management and employees generally vest in equal annual increments over four years and grants issued subsequent to the IPO generally vest over four years with 25% vesting over the first year and monthly thereafter.
Performance Share Awards
There were no performance share awards granted during the six months ended June 30, 2022. During the six months ended June 30, 2021 the Company granted certain option awards with both market-vesting conditions and service-vesting conditions to a member of management. The market condition is based on the Company’s enterprise value. Per the terms of the award, these options will vest in two equal tranches based on the following thresholds:
1.50% of the performance options will vest upon satisfaction of the Company achieving an enterprise value of not less than $2.0 billion at any time after the grant date in accordance with the service condition described below.
2. 50% of the performance options will vest upon the satisfaction of the Company achieving an enterprise value of     not less than $4.0 billion at any time after the grant date in accordance with the service condition described below.
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
The issued options are to purchase 1,938,615 ordinary shares with a weighted-average exercise price of $6.90 per share option and a weighted-average fair value of $4.72 per share option. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the enterprise value market condition based on the following assumptions: risk-free interest rate of 0.81% - 1.63%; expected dividend yield of 0.0%; expected share price volatility of 47.07% - 80.64%; and expected term of 4.87 - 10.00 years.
As of June 30, 2022, there was $6.6 million of total unrecognized compensation cost related to outstanding performance share awards.
No performance-based share units (“PSUs”) were granted during the six months ended June 30, 2022 or 2021. As of June 30, 2022, there was $2.4 million of total unrecognized compensation cost related to outstanding PSUs.
Restricted Share Units
During the six months ended June 30, 2022, the Company granted 24,033 non-vested restricted share units (“RSUs”) to certain employees, with a weighted-average grant date fair value of $2.69 per RSU. As of June 30, 2022, there was $2.6 million of total unrecognized compensation expense related to non-vested RSUs. There were no RSUs granted during the six months ended June 30, 2021.

During the six months ended June 30, 2022 and 2021, the Company did not grant performance-based RSUs. As of June 30, 2022, there was $0.7 million of total unrecognized compensation expense related to non-vested performance-based RSUs. There was no unrecognized compensation expense related to non-vested performance-based RSUs as of June 30, 2021.
10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities. For the three and six months ended June 30, 2022 and 2021, diluted and basic net loss per ordinary share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Numerator
Net Loss attributable to ordinary shareholders	$(42,391)	$(100,428)	$(70,117)	$(161,993)
Denominator
Weighted-average shares – basic and diluted	107,922,501	20,477,338	107,600,767	20,477,338
Net loss per ordinary share – basic and diluted	$(0.39)	$(4.90)	$(0.65)	$(7.91)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share, because including them would have been anti-dilutive during each period.

	As of
	June 30, 2022	June 30, 2021
Redeemable Convertible Preferred Shares	—	11,024,178
Employee Share Options	13,183,057	11,670,902
Non-vested restricted share units	641,996	—
QED Warrants	—	100,000
MyoKardia Warrant	170,000	170,000
Tarsus Warrants	—	125,000
Warrants in LianBio issued to QED and Tarsus	425,942	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2021 and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this report and the section entitled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Some of the numbers included herein have been rounded for the convenience of presentation.
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
The following diagram depicts our corporate structure as of June 30, 2022. As of the date of this Quarterly Report on Form 10-Q, the shares of each of our subsidiaries are 100% owned by the respective entity displayed immediately above that subsidiary. Certain warrant rights are outstanding and may be exercised in the future for equity interests in our Cayman parent entity, LianBio, and our subsidiary, Lian Cardiovascular, as described in “Note 10: Equity” in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022. Currently, our corporate structure contains no variable interest entities.

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

Recent Business Highlights and Clinical Development Updates
Mavacamten

In April 2022, our partner Bristol Myers Squibb (“BMS”) presented data from two clinical trials of mavacamten at the American College of Cardiology 71st Annual Scientific Session. Data from the EXPLORER-LTE clinical trial demonstrated sustained improvements in clinically meaningful cardiovascular outcomes at weeks 48 and 84 in patients with symptomatic obstructive hypertrophic cardiomyopathy (“oHCM”) receiving mavacamten. Data from the Phase 3 VALOR-HCM clinical trial demonstrated the addition of mavacamten significantly reduced the need for septal reduction therapy (SRT) in patients with severely symptomatic oHCM who had been appropriate for SRT at baseline.
In April 2022, BMS announced U.S. Food and Drug Administration (“FDA”) approval of mavacamten for the treatment of adults with symptomatic New York Heart Association Class II-III oHCM to improve functional capacity and symptoms.
In May 2022, we announced topline results from a Phase 1 pharmacokinetics (“PK”) study evaluating mavacamten in Chinese healthy volunteers. A single oral administration of mavacamten in Chinese healthy adult subjects showed no new safety signals. The data demonstrated a favorable PK, safety and tolerability profile comparable to that observed in the Phase 1 PK study of mavacamten, conducted by our partner MyoKardia Inc. (“MyoKardia”), now a wholly owned subsidiary of BMS, in healthy volunteers in the United States.
In May 2022, we submitted a New Drug Application (“NDA”) to the Singapore Health Sciences Authority for mavacamten for the treatment of adults with symptomatic New York Heart Association Class II-III oHCM. The submission was based on the FDA approval of mavacamten.
In August 2022, we completed enrollment in the Phase 3 EXPLORER-CN clinical trial in Chinese patients with oHCM. We expect to report topline results from the trial in mid-2023.
TP-03
In May 2022, Tarsus Pharmaceuticals, Inc. (“Tarsus”) announced topline data from Saturn-2. The trial met all primary and secondary endpoints and TP-03 was found to be generally well tolerated. Tarsus has announced that the company will submit a New Drug Application to the FDA in the second half of 2022.
In August 2022, Tarsus announced the initiation of a Phase 2a clinical trial of TP-03 in patients with meibomian gland disease (MGD).
Infigratinib

In July 2022, we submitted a NDA to the Department of Health, the Hong Kong Special Administrative Region, China, for infigratinib for the treatment of adults with previously treated, unresectable, locally advanced or metastatic cholangiocarcinoma with a fibroblast growth factor receptor 2 (“FGFR2”) fusion or other rearrangement. The submission was based on the FDA approval of infigratinib.
LYR-210

In August 2022, we refined our development strategy for LYR-210. We plan to conduct a Phase 3 China standalone trial to support regulatory approval in China, leveraging the results of the ongoing Phase 3 trial of our development partner, Lyra Therapeutics, Inc., which is expected to complete enrollment in mid-2023.

Sisunatovir

In April 2022, our partner ReViral Ltd. (“ReViral”) announced that the Company has entered into a definitive agreement under which Pfizer Inc. will acquire ReViral and its respiratory syncytial virus therapeutic candidates, including sisunatovir. In June 2022, Pfizer announced that it completed its acquisition of ReViral.
BBP-398

In May 2022, our development partner BridgeBio entered into a licensing agreement with BMS to develop and commercialize BBP-398. We hold development and commercialization rights to BBP-398 in Greater China, Thailand, Singapore and South Korea.
NX-13

In August 2022, our development partner Landos Biopharma announced topline results from the company’s Phase 1b clinical trial of NX-13. The data showed that NX-13 was well tolerated following evaluation of multiple doses over four weeks compared with a placebo. Based on these data, Landos plans to initiate a Phase 2 clinical trial to evaluate the safety, efficacy and optimal dosing of NX-13 in ulcerative colitis patients.
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
The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Research and development expenses (in thousands):
Licensing fees	$20,000	$88,500	$25,000	$136,915
Employee related expense	2,765	1,586	5,588	3,230
CRO costs	5,343	2,076	9,046	4,569
Other costs	483	868	1,286	1,669
Total	$28,591	$93,030	$40,920	$146,383

Licensing arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are generally required to make upfront payments upon entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant product candidate under these agreements, as well as tiered royalties based on net sales of the license products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $20.0 million and $25.0 million for the three and six months ended June 30, 2022, respectively, and $88.5 million and $136.9 million for the three and six months ended June 30, 2021, respectively.
The following table sets forth a breakdown of licensing fees by program for the periods indicated:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Licensing fees:
Mavacamten	$5,000	$—	$5,000	$—
BBP-398	—	8,500	—	8,500
Sisunatovir	—	—	—	14,000
TP-03	15,000	30,000	15,000	64,415
BT-11 and NX-13	—	18,000	—	18,000
NBTXR3	—	20,000	—	20,000
LYR-210	—	12,000	5,000	12,000
Total	$20,000	$88,500	$25,000	$136,915
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
Other income (expense), net
Other income (expense), net consists of unrealized gains and losses on foreign currencies held in our China subsidiary, Shanghai LianBio Development Co., Ltd., unrealized foreign exchange activity from the remeasurement of our intercompany payables, bank fees incurred on our cash balances and depositary fees related to our ADSs.
Income taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We expect income tax expense to increase over time as the Company continues to grow net income.
We recorded income tax expense of $0.0 million and $0.0 million for the three and six months ended June 30, 2022 and $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively.
Results of operations
Comparison of the three months ended June 30, 2022 and June 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating expenses (in thousands):
Research and development	$28,591	$93,030
General and administrative	14,551	6,461
Total operating expenses	43,142	99,491
Loss from operations	(43,142)	(99,491)
Other income (expense):
Interest income, net	553	106
Other income (expense), net	203	(68)
Net loss before income taxes	(42,386)	(99,453)
Income taxes	5	975
Net loss	$(42,391)	$(100,428)
Research and development expenses
Research and development expenses decreased by $64.4 million from $93.0 million for the three months ended June 30, 2021 to $28.6 million for the three months ended June 30, 2022. For the three months ended June 30, 2022, research and development cost was primarily attributable to (i) $15.0 million related to a development milestone payment payable pursuant with our license agreement with Tarsus (the “Tarsus License Agreement”), (ii) $5.0 million related to a development milestone payment payable pursuant with our license agreement with MyoKardia (the “MyoKardia License Agreement”) and (iii) $3.3 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.

For the three months ended June 30, 2021, research and development cost was primarily attributable to (i) $30.0 million in upfront and development milestone payments related to the Tarsus License Agreement, (ii) a $20.0 million upfront payment pursuant with our license agreement with Nanobiotix S.A. (the “Nanobiotix License Agreement”), (iii) $18.0 million upfront payment pursuant with our license agreement with Landos BioPharma, Inc. (the “Landos License Agreement”), (iv) $12.0 million upfront payment pursuant to our license agreement with Lyra (the “Lyra License Agreement”) (v) $8.5 million related to a development milestone payment payable pursuant to the exclusive license agreement entered into with Navire Pharma, Inc., co-development and license agreement with ReViral (the “ReViral License Agreement”), (vi) $2.1 million attributable to development activities to support our clinical trials and (vii) $1.6 million attributable to higher personnel-related expense, including share-based compensation expense, as a result of increased employee headcount. The remaining expense was attributable to development activities to support our clinical trials and professional fees.
General and administrative expenses
General and administrative expenses increased by $8.1 million from $6.5 million for the three months ended June 30, 2021 to $14.6 million for the three months ended June 30, 2022. The increase was primarily attributable to a $5.7 million increase in payroll and personnel-related expenses (including share-based compensation expense) for increased employee headcount and a $3.1 million increase in additional costs incurred due to operating as a publicly traded company.
Interest income
Interest income increased by $0.5 million from $0.1 million for the three months ended June 30, 2021 to $0.6 million for the three months ended June 30, 2022. The increase was primarily attributable to our investments in marketable securities.
Other income (expense), net
Other income (expense), net increased by $0.3 million from $(0.1) million for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022. The increase was primarily attributable to depositary fees related to our ADSs. These increases were partially offset by realized foreign exchange losses on foreign currencies held in our China subsidiary, Shanghai LianBio Development Co., Ltd., and unrealized foreign exchange gain from the remeasurement of our intercompany payables.
Income taxes
Our income tax expense was $0.0 million, resulting in an effective income tax rate of 0.0% for the three months ended June 30, 2022. Our income tax expense was $1.0 million, resulting in an effective income tax rate of (1.0)%, for the three months ended June 30, 2021. The variation in the effective income tax rate was primarily due to the effect of certain nonrecurring taxable income in 2021.
Comparison of the six months ended June 30, 2022 and June 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating expenses (in thousands):
Research and development	$40,920	$146,383
General and administrative	30,639	13,607
Total operating expenses	71,559	159,990
Loss from operations	(71,559)	(159,990)
Other income (expense):
Interest income, net	833	139
Other income (expense), net	620	(192)
Net loss before income taxes	(70,106)	(160,043)
Income taxes	11	1,950
Net loss	$(70,117)	$(161,993)

Research and development expenses
Research and development expenses decreased by $105.5 million, from $146.4 million for the six months ended June 30, 2021 to $40.9 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, research and development cost was primarily attributable to (i) $15.0 million related to a development milestone payment payable pursuant with the Tarsus License Agreement, (ii) $5.0 million related to a development milestone payment payable pursuant with the MyoKardia License Agreement, (iii) $5.0 million related to a development milestone payment payable pursuant with the Lyra License Agreement, (vi) $9.0 million attributable to development activities to support our clinical trials and (v) $5.6 million attributable to higher personnel-related expense, including share-based compensation expense, as a result of increased employee headcount. The remaining expense was attributable to professional fees.
For the six months ended June 30, 2021, research and development cost was primarily attributable to (i) $55.0 million in upfront milestone payments and $9.4 million of expenses related to warrants issued in connection with the Tarsus License Agreement, (ii) a $20.0 million upfront payment pursuant to the Nanobiotix License Agreement, (iii) a $18.0 million upfront payment pursuant to the Landos License Agreement, (iv) a $14.0 million upfront payment pursuant to the ReViral License Agreement, (v) a $12.0 million upfront payment pursuant to the Lyra License Agreement, and (vi) a $8.5 million development milestone payment pursuant to the exclusive license agreement entered into with Navire. The remaining expense was attributable to higher personnel-related expenses, including share-based compensation expense, and development activities to support our clinical trials and professional fees.
General and administrative expenses
General and administrative expenses increased by $17.0 million from $13.6 million for the six months ended June 30, 2021 to $30.6 million for the six months ended June 30, 2022. The increase was primarily attributable to a $10.4 million increase in payroll and personnel-related expenses (including share-based compensation expense) for increased employee headcount, a $6.2 million increase in additional costs incurred due to operating as a publicly traded company, and a $0.5 million increase, primarily attributable to legal service costs, consulting costs and accounting services.
Interest income, net
Interest income, net increased by $0.7 million from $0.1 million for the six months ended June 30, 2021 to $0.8 million for the six months ended June 30, 2022. The increase was primarily attributable to our investments in marketable securities.
Other income (expense), net
Other income (expense), net increased by $0.8 million from $(0.2) million for the six months ended June 30, 2021 to $0.6 million for the six months ended June 30, 2022. The increase was primarily attributable to depositary fees related to our ADSs. These increases were offset by realized losses on foreign currencies held in our China subsidiary, Shanghai LianBio Development Co., Ltd., and exchange rate changes in the current period impacting the remeasurement of our intercompany payables.
Income taxes
Our income tax expense was $0.0 million, resulting in an effective income tax rate of 0.0% for the six months ended June 30, 2022. Our income tax expense was $2.0 million, resulting in an effective income tax rate of (1.2)%, for the six ended June 30, 2021. The variation in the effective income tax rate was primarily due to the effect of certain nonrecurring taxable income in 2021.
Liquidity and capital resources
Sources of liquidity
Since our incorporation, our operations have been substantially financed with proceeds from sales of preferred shares as part of the Series Seed financing, the Series A financing, the issuance of the 2020 Convertible Notes and our IPO, which was completed in November 2021. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $329.3 million.

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
Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash (used in) provided by (in thousands):
Operating activities	$(52,508)	$(94,776)
Investing activities	(41,686)	(67)
Financing activities	1,710	2,940
Net cash used in operating activities
During the six months ended June 30, 2022, operating activities used approximately $52.5 million of cash, primarily due to our net loss of $70.1 million, partially offset by non-cash consideration of $9.2 million related to share-based compensation expense, and other changes related to operating assets and liabilities.
During the six months ended June 30, 2021, operating activities used approximately $94.8 million, primarily due to our net loss of $162.0 million, partially offset by non-cash items of $9.4 million related to the Tarsus Warrant, a decrease of $20.0 million for other receivables related to in-licensing and co-development activities related to our strategic collaboration agreement with Pfizer, a net increase of $34.3 million for accrued expenses and accounts payable related to the Tarsus milestone payment of $20 million and the Navire milestone payment of $8.5 million related to the achievement of developmental milestones, $3.1 million related to share-based compensation expense, and due to changes related to operating assets and liabilities.
Net cash used in investing activities
During the six months ended June 30, 2022, investing activities used approximately $41.7 million, consisting of approximately $126.1 million for the purchases of marketable securities, and approximately $0.7 million for the purchases of property and equipment, partially offset by the sales and redemption of marketable securities of approximately $85.1 million.
During the six months ended June 30, 2021, investing activities used approximately $0.1 million, primarily resulting from the purchases of property and equipment.
Net cash provided by financing activities
During the six months ended June 30, 2022, financing activities provided approximately $1.7 million, primarily resulting from proceeds from the exercise of share options.
During the six months ended June 30, 2021, financing activities provided approximately $2.9 million in net proceeds, primarily resulting from the net proceeds from our issuance of Series A Preferred shares.

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
During the six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Impact of New Accounting Standards
The adoption of new accounting standards and the impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period ended June 30, 2022, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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

LianBio

Date: August 11, 2022	By:	/s/ Yizhe Wang
Yizhe Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Yi Larson
Yi Larson
Chief Financial Officer (Principal Financial and Accounting Officer)