Form 10-Q
period 2022-09-30
LianBio
filed 2022-11-10
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-40947
_________________
LianBio
(Exact Name of Registrant as Specified in its Charter)
_________________

Cayman Islands	98-1594670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Carnegie Center Drive, Suite 309 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (609) 486-2308
_________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 1 ordinary share, par value $0.000017100448 per share	LIAN	The Nasdaq Global Market

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

As of November 7, 2022, 108,353,831 ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 41,031,784 ordinary shares were held in the form of American Depositary Shares. This total number of ordinary shares and total number of ordinary shares held in the form of American Depositary Shares excludes 2,175,095 ordinary shares that are held by the depositary on reserve to satisfy obligations of the registrant under the registrant's equity plans.

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
•our estimates of our expenses, capital requirements and needs for additional financing; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
LianBio
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$78,862	$228,182
Marketable securities	232,866	155,067
Prepaid expenses and other current assets	5,117	10,354
Other receivable	7,393	6,044
Total current assets	324,238	399,647
Restricted cash, non-current	20,070	20,000
Property and equipment, net	3,135	1,882
Operating lease right-of-use assets	4,362	4,763
Other non-current assets	37	51
Total assets	$351,842	$426,343
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,019	$3,231
Accrued expenses	17,871	9,976
Current portion of operating lease liabilities	1,750	1,125
Other current liabilities	387	760
Total current liabilities	22,027	15,092
Operating lease liabilities	3,017	3,709
Other liabilities	200	206
Nonrefundable research deposit	20,000	20,000
Total liabilities	$45,244	$39,007
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Ordinary shares, $0.000017100448 par value. 2,923,900,005 shares authorized as of September 30, 2022; 108,353,831 shares issued and outstanding as of September 30, 2022; 2,923,900,005 shares authorized as of December 31, 2021; 107,275,458 shares issued and outstanding as of December 31, 2021	2	2
Additional paid-in capital	728,915	713,269
Accumulated other comprehensive (loss) income	(3,844)	526
Accumulated deficit	(452,249)	(360,235)
Total LianBio shareholders’ equity	272,824	353,562
Non-controlling interest	33,774	33,774
Total shareholders’ equity	306,598	387,336
Total liabilities and shareholders’ equity	$351,842	$426,343
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,258	$4,655	$49,178	$151,038
General and administrative	16,291	8,889	46,930	22,496
Total operating expenses	24,549	13,544	96,108	173,534
Loss from operations	(24,549)	(13,544)	(96,108)	(173,534)
Other income (expense):
Interest income, net	1,405	32	2,238	171
Other income (expense), net	1,253	3	1,873	(189)
Net loss before income taxes	(21,891)	(13,509)	(91,997)	(173,552)
Income taxes (benefit)	6	(397)	17	1,553
Net loss	(21,897)	(13,112)	(92,014)	(175,105)
Other comprehensive (loss) income:
Foreign currency translation (loss) income, net of tax	(2,282)	(26)	(3,096)	104
Unrealized loss on marketable securities, net of tax	(160)	—	(1,274)	—
Comprehensive loss	$(24,339)	$(13,138)	$(96,384)	$(175,001)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(0.63)	$(0.85)	$(8.52)
Weighted-average shares outstanding used in computing net loss per share attributable to ordinary shareholders, basic and diluted	108,353,831	20,690,908	107,854,547	20,549,310
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LianBio Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	107,275,458	$2	$713,269	$526	$(360,235)	$353,562	$33,774	$387,336
Share-based compensation expense	—	—	—	—	4,669	—	—	4,669	—	4,669
Receivable from related party	—	—	—	—	1,710	—	—	1,710	—	1,710
Net Loss	—	—	—	—	—	—	(27,726)	(27,726)	—	(27,726)
Comprehensive Loss	—	—	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Balance, March 31, 2022	—	$—	107,275,458	$2	$719,648	$(690)	$(387,961)	$330,999	$33,774	$364,773
Share-based compensation expense	—	—	—	—	4,528	—	—	4,528	—	4,528
Exercise of options	—	—	1,000,000	—	—	—	—	—	—	—
Exercise of warrants	—	—	78,373	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(42,391)	(42,391)	—	(42,391)
Comprehensive Loss	—	—	—	—	—	(712)	—	(712)	—	(712)
Balance, June 30, 2022	—	$—	108,353,831	$2	$724,176	$(1,402)	$(430,352)	$292,424	$33,774	$326,198
Share-based compensation expense	—	—	—	—	4,739	—	—	4,739	—	4,739
Net Loss	—	—	—	—	—	—	(21,897)	(21,897)	—	(21,897)
Comprehensive Loss	—	—	—	—	—	(2,442)	—	(2,442)	—	(2,442)
Balance, September 30, 2022	—	$—	108,353,831	$2	$728,915	$(3,844)	$(452,249)	$272,824	$33,774	$306,598

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

LianBio
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net loss	$(92,014)	$(175,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share consideration, issued in acquisition of IPR&D	—	9,415
Non-cash operating lease expense (benefit)	354	(76)
Depreciation expense	689	278
Share based compensation expense	13,936	5,285
Amortization of discounts on investments, net	(481)	—
Unrealized foreign currency transaction gain, net	(1,375)	(56)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	4,794	(3,801)
(Increase) decrease in other receivable	(1,244)	14,216
Decrease in other non-current assets	11	2
Decrease in accounts payable	(1,091)	(2,690)
Increase in accrued expenses	8,197	11,568
(Decrease) increase in other current liabilities	(248)	1,434
Increase in withholding tax payable	—	5,957
Net cash used in operating activities	(68,472)	(133,573)
Cash flows from investing activities:
Purchase of property and equipment	(1,610)	(159)
Purchase of marketable securities	(260,367)	—
Sales and redemption of marketable securities	181,780	—
Net cash used for investing activities	(80,197)	(159)
Cash flows from financing activities:
Proceeds from exercise of share options	1,710	5,309
Proceeds from issuance of redeemable convertible preferred shares	—	3,000
Issuance costs related to redeemable convertible preferred shares	—	(60)
Net cash provided by financing activities	1,710	8,249
Effect of exchange rate changes on cash and cash equivalents	(2,291)	148
Net decrease in cash, cash equivalents and restricted cash	$(149,250)	$(125,335)
Cash and cash equivalents, and restricted cash—beginning of period	248,182	254,350
Cash and cash equivalents, and restricted cash—ending of period	$98,932	$129,015
Cash and cash equivalents—end of period	$78,862	$109,015
Restricted cash—end of period	$20,070	$20,000
Cash and cash equivalents, and restricted cash—ending of period	$98,932	$129,015
Supplemental disclosure of cash information
Cash paid for income taxes	$523	$—
Supplemental disclosure of non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$1,233	$247
Issuance costs in accounts payable and other accrued liabilities	$—	$3,310
Purchase of property and equipment in accounts payable	$551	$—
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
The interim balance sheet as of September 30, 2022, and the interim consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred shares and shareholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s financial information. The financial data and other information disclosed in these notes related to the three and nine month periods are also unaudited. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.
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
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents in deposits at financial institutions that exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to material credit risk due to the financial position of the banking institutions. The Company has no off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $452.2 million as of September 30, 2022 and $360.2 million as of December 31, 2021. The Company’s cash and cash equivalents and marketable securities were $311.7 million and $383.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company has financed its operations to date primarily through equity capital raises.
The Company believes that existing capital resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements, though it expects to continue to incur operating losses and negative operating cash flows. The Company will be required to raise additional capital to fund future operations, however, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail planned activities to preserve cash resources. These factors may adversely impact the Company’s ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.

(C) Significant Accounting Policies Update
The Company’s significant accounting policies are disclosed in Note 2, Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022.
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

3. Material Agreements
License Agreement with QED Therapeutics, Inc.
In October 2019, the Company entered into a license agreement (as subsequently amended, the “QED License Agreement”) with QED Therapeutics, Inc. (“QED”), under which the Company obtained an exclusive license under certain patents and know-how (including patents and know-how that QED licensed from QED’s upstream licensor) to develop, manufacture, use, sell, import, and commercialize QED’s ATP-competitive, FGFR1-3 tyrosine kinase inhibitor, infigratinib, in pharmaceutical products in the licensed territory of Mainland China, Macau, Hong Kong, Taiwan, Thailand, Singapore and South Korea, in the licensed field of human prophylactic and therapeutic uses in cancer indications. In September 2020, the Company entered into an amendment with QED to reduce the licensed territories to include Mainland China, Macau and Hong Kong. In December 2021, the Company entered into a second amendment with QED to modify the Company’s development obligations with respect to certain clinical trials, and change the development milestone payments the Company owes to QED and the royalty rates for the tiered royalties on net sales of licensed products the Company will pay to QED. Under the QED License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted warrants to purchase 100,000 ordinary shares in Lian Oncology, a subsidiary of LianBio, valued at $1.0 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 10% of the fully diluted equity of Lian Oncology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. The amended and restated option agreement also provides QED with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. In the event QED chose to convert the Subsidiary Warrant into Parent Company Shares, the number of Parent Company Shares QED is entitled to receive would be calculated as the aggregate fair market value of the ordinary shares of Lian Oncology that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis and as of the date the Company sent QED the notice of the IPO. In the event QED chose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant QED was entitled to receive would have been calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Oncology under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Oncology), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it is clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, based on the conversion feature, LianBio issued to QED a warrant to purchase 347,569 of its ordinary shares at an exercise price of $0.000017100448 per share and, concurrently with such issuance, the Subsidiary Warrant was deemed to be performed and settled in full and was irrevocably terminated. The QED License Agreement also required the Company to refund QED for costs incurred on the study through the execution date which was determined to be $2.8 million. Additionally, QED is entitled to receive from the Company development milestone payments of up to $7.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of infigratinib, in addition to tiered royalties on net sales of licensed products at the greater of (a) percentage rates in the mid- to high-teens on the net sales of the licensed products, or (b) the applicable rate payable under QED’s agreement with its upstream licensor (capped in the mid-teens).

License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly-owned subsidiary of Bristol-Myers Squibb (“BMS”)), under which the Company obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant to purchase 170,000 ordinary shares in Lian Cardiovascular, a subsidiary of LianBio, valued at $33.8 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants, representing 17% of the fully diluted equity of Lian Cardiovascular, are exercisable by MyoKardia at any time after issuance. The amended and restated option agreement also provides MyoKardia with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. MyoKardia was entitled to choose to convert the Subsidiary Warrant into Parent Company Shares, and the number of Parent Company Shares MyoKardia was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Cardiovascular that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis on the date the Company sent MyoKardia the notice of the IPO. Alternatively, MyoKardia was entitled to choose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant MyoKardia was entitled to receive would be calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Cardiovascular under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Cardiovascular), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. As of October 12, 2021, MyoKardia elected not to exercise this option and, therefore, continues to hold its warrant to purchase 170,000 ordinary shares in Lian Cardiovascular. MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO. Additionally, MyoKardia was entitled to receive a nonrefundable financing milestone payment of $35.0 million upon a specified financing event, which occurred on October 29, 2020. The financing milestone was recorded at present value upon execution of the MyoKardia License Agreement, with total imputed interest of $2.3 million accreted under the effective interest method through the date the liability was settled. The financing milestone was paid to MyoKardia in December 2020 as a result of the Series A Preferred financing. Additionally, MyoKardia is entitled to receive from the Company development milestone payments of up to $60.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of mavacamten, plus tiered royalties on net sales ranging from the low to upper-teens. As of September 30, 2022, the Company has paid $5.0 million to MyoKardia upon the completion of the first development milestone under the MyoKardia License Agreement.
License Agreement with Navire
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
License Agreement with ReViral
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

License Agreement with Tarsus
In March 2021, the Company entered into an exclusive license agreement (the “Tarsus License Agreement”) with Tarsus Pharmaceuticals, Inc. (“Tarsus”). Pursuant to the license agreement, Tarsus granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize TP-03 for the treatment of patients with Demodex blepharitis and Meibomian Gland Disease in Mainland China, Macau, Hong Kong and Taiwan. Under the license agreement, Tarsus received a nonrefundable upfront payment of $15.0 million and was granted three warrants to purchase 125,000 ordinary shares in Lian Ophthalmology, a subsidiary of LianBio, valued at $9.4 million (the “Tarsus Warrants”). Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. Pursuant to a related option agreement (the “Tarsus Option Agreement”), Tarsus also had the option to convert the warrants into ordinary shares of the Company or warrants to purchase a certain number of the Company’s ordinary shares based on appreciation of the value in the Lian Ophthalmology since the inception of the Tarsus License Agreement. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. Following the issuances, the Tarsus Warrants were irrevocably terminated. On June 6, 2022, Tarsus exercised one warrant and the Company subsequently issued 78,373 of its ordinary shares at an exercise price of $0.000017100448 per share. Additionally, Tarsus is entitled to receive a nonrefundable second milestone payment of $10.0 million due and payable within forty-five days following the effective date. Furthermore, Tarsus is entitled to receive payments from the Company totaling an aggregate of up to $175.0 million upon the achievement of specified development and commercial milestones, up to $75.0 million and $100.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to high-teens on net sales. In the second quarter of 2022, the Company was notified that Tarsus had achieved a certain development milestone and subsequently paid $15 million in June 2022. As of September 30, 2022, the Company has paid an aggregate of $45.0 million to Tarsus as a result of the achievement of various development milestones.
License Agreement with Landos
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
License Agreement with Nanobiotix
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

License Agreement with Lyra
In May 2021, the Company entered into an exclusive license agreement (the “Lyra License Agreement”) with Lyra Therapeutics, Inc. (“Lyra”). Pursuant to the license agreement, Lyra granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize LYR-210, an anti-inflammatory, intra-nasal drug matrix in late-stage development that is designed to treat chronic rhinosinusitis in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Lyra received a nonrefundable upfront payment of $12.0 million. Additionally, Lyra is entitled to receive payments from the Company totaling an aggregate of up to $135.0 million upon the achievement of specified development and commercial milestones, up to $40.0 million and $95.0 million, respectively, plus tiered royalties from the low- to high-teens on net sales. As of September 30, 2022, the Company has paid for the first development milestone of $5.0 million.

4. Marketable Securities and Fair Value Measurements
The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2022 and December 31, 2021:

As of September 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$155,652	$—	$(574)	$155,078
Corporate debt securities	14,202	—	(136)	14,066
Government obligations & agency securities	64,232	1	(511)	63,722
Total	$234,086	$1	$(1,221)	$232,866

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$145,894	$55	$—	$145,949
Corporate debt securities	4,138	—	—	4,138
Government obligations	4,986	—	(6)	4,980
Total	$155,018	$55	$(6)	$155,067

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2022 are as follows:

As of September 30, 2022 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(574)	$147,581	$—	$—	$(574)	$147,581
Corporate debt securities	(136)	14,065	—	—	(136)	14,065
Government obligations & agency securities	(465)	46,795	(46)	14,952	(511)	61,747
Total	$(1,175)	$208,441	$(46)	$14,952	$(1,221)	$223,393

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

As of December 31, 2021 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Government obligations	(6)	4,980	—	—	(6)	4,980
Total	$(6)	$4,980	$—	$—	$(6)	$4,980

Marketable securities on the balance sheet at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
	Less than 12 Months	More Than 12 Months
Commercial paper	$155,078	$—
Corporate debt securities	14,066	—
Government obligations & agency securities	46,795	16,927
Total Marketable securities	$215,939	$16,927

	December 31, 2021
	Less than 12 Months	More Than 12 Months
Commercial paper	$145,949	$—
Corporate debt securities	4,138	—
Government obligations	—	4,980
Total Marketable securities	$150,087	$4,980

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$53,472	$—	$—	$53,472
Commercial paper	—	4,988	—	4,988
Marketable securities:
Commercial paper	—	155,078	—	155,078
Corporate debt securities	—	14,065	—	14,065
Government obligations & agency securities	—	63,723	—	63,723
Total	$53,472	$237,854	$—	$291,326

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,289	$—	$—	$67,289
Commercial paper	—	80,541	—	80,541
Corporate debt securities	—	8,165	—	8,165
Marketable securities:
Commercial paper	—	145,949	—	145,949
Corporate debt securities	—	4,138	—	4,138
Government obligations	—	4,980	—	4,980
Total	$67,289	$243,773	$—	$311,062
5. Property and Equipment, Net
Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$2,717	$807
Furniture and fixtures	113	65
Computer equipment and software	794	471
Construction in progress	723	1,145
	4,347	2,488
Accumulated depreciation	(1,212)	(606)
Total property and equipment, net	$3,135	$1,882
Total depreciation related to property and equipment was $0.3 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.
6. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following:

	September 30, 2022	December 31, 2021
Advance payments to suppliers and rent deposit	$1,592	$1,499
Prepaid insurance	907	7,378
Deferred costs	51	3
VAT receivable	2,093	1,176
Other prepaid expenses	474	298
Total prepaid expenses and other current assets	$5,117	$10,354

7. Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Employee compensation and related benefits	$4,801	$2,309
Professional fees	4,949	3,625
Consulting and contracted research	7,968	3,925
Other	153	117
Total accrued expenses	$17,871	$9,976
8. Commitments and Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2022 and December 31, 2021, there have been no such matters identified. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The Company is not currently party to any material legal proceedings.
9. Share-Based Compensation
In December 2019, the Company adopted a shareholder-approved share-based compensation plan (the “2019 Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants.
In connection with the IPO, the Company adopted a shareholder-approved share-based compensation plan (the “2021 Equity Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants. The maximum number of shares that may be delivered in satisfaction of awards under the 2021 Equity Plan was initially approximately 14.2 million shares, plus the number of shares that remained available for issuance under the 2019 Plan and that may again become available for issuance under such plan, not to exceed approximately 10.7 million shares in the aggregate, and an annual increase, to be added as of January 1st of each year from January 1, 2022, to January 1, 2031, equal to the lesser of (i) four percent (4%) of the number of shares outstanding as of such date; and (ii) the number of shares determined by the Board of Directors on or prior to such date for such year. Subsequent to the effectiveness of the 2021 Equity Plan, no additional awards have been made pursuant to the 2019 Plan. However, any outstanding awards granted under the 2019 Plan will remain outstanding, subject to the terms of the 2019 Plan and award agreements. Through September 30, 2022, there were awards outstanding for approximately 8.5 million ordinary shares under the 2019 Plan and approximately 5.5 million ordinary shares under the 2021 Equity Plan.
Share Option Awards
During the nine months ended September 30, 2022, the Company issued options to purchase a total of 464,734 ordinary shares to various employees, directors and board members with a weighted-average exercise price of $3.37 per share option and a weighted-average fair value of $2.31 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.56% - 3.90%; expected dividend yield of 0.00%; expected share price volatility of 76.83% - 79.65%; and expected term of 5.50 - 6.08 years.
During the nine months ended September 30, 2021 the Company issued options to purchase 3,820,173 ordinary shares with a weighted-average exercise price of $6.84 per share option and a weighted-average fair value of $3.47 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 0.09% - 1.22%; expected dividend yield of 0.00%; expected share price volatility of 60.00%; and expected term of 0.50 - 6.25 years.

As of September 30, 2022, $38.3 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 2.86 years from the date of grant. As of September 30, 2021, $18.1 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 3.36 years from the date of grant. Options granted to senior management and employees generally vest in equal annual increments over four years and grants issued subsequent to the IPO generally vest over four years with 25% vesting over the first year and monthly thereafter.
Performance Share Awards
There were no performance share awards granted during the nine months ended September 30, 2022. During the nine months ended September 30, 2021 the Company granted certain option awards with both market-vesting conditions and service-vesting conditions to a member of management. The market condition is based on the Company’s enterprise value. Per the terms of the award, these options will vest in two equal tranches based on the following thresholds:
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
As of September 30, 2022, there was $6.0 million of total unrecognized compensation cost related to outstanding performance share awards.
No performance-based share units (“PSUs”) were granted during the nine months ended September 30, 2022 or 2021. As of September 30, 2022, there was $2.1 million of total unrecognized compensation cost related to outstanding PSUs.
Restricted Share Units
During the nine months ended September 30, 2022, the Company granted 29,785 non-vested restricted share units (“RSUs”) to certain employees, with a weighted-average grant date fair value of $2.56 per RSU. As of September 30, 2022, there was $2.4 million of total unrecognized compensation expense related to non-vested RSUs. There were no RSUs granted during the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, the Company granted 217,985 performance-based RSUs to certain employees, with a weighted-average grant date fair value of $2.17 per RSU. 60% of the total number of RSUs will vest on the one-year anniversary of the date on which the mavacamten New Drug Application (“NDA”) acceptance in China is obtained. The remaining 40% of the RSUs will vest on the six-month anniversary of the date on which the mavacamten NMPA acceptance is obtained in China. Upon termination of an employee’s service with the Company for any reason, any performance-based RSUs that are outstanding and not yet vested will be immediately forfeited. As of September 30, 2022, there was $1.1 million of total unrecognized compensation expense related to non-vested performance-based RSUs. There were no performance-based RSUs granted in the nine months ended September 30, 2021.

10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities. For the three and nine months ended September 30, 2022 and 2021, diluted and basic net loss per ordinary share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator
Net loss attributable to ordinary shareholders	$(21,897)	$(13,112)	$(92,014)	$(175,105)
Denominator
Weighted-average shares – basic and diluted	108,353,831	20,690,908	107,854,547	20,549,310
Net loss per ordinary share – basic and diluted	$(0.20)	$(0.63)	$(0.85)	$(8.52)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share, because including them would have been anti-dilutive during each period.

	As of
	September 30, 2022	September 30, 2021
Redeemable Convertible Preferred Shares	—	11,024,178
Employee Share Options	13,163,954	9,746,977
Non-vested restricted share units	864,050	—
QED Warrants	—	100,000
MyoKardia Warrant	170,000	170,000
Tarsus Warrants	—	125,000
Warrants in LianBio issued to QED and Tarsus	425,942	—
11. Subsequent Events
In October 2022, the Company was notified that Tarsus had achieved a certain development milestone, which, pursuant to the Tarsus License Agreement, triggered a $10.0 million milestone payment due in December 2022.

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
In November 2021, we completed an IPO of our ordinary shares through the sale and issuance of 20,312,500 American Depositary Shares (“ADSs”), at a public offering price of $16.00 per ADS. Following the closing of the IPO, on December 1, 2021, the underwriters partially exercised their option to purchase additional shares and purchased an additional 593,616 ADSs at the initial public offering price of $16.00 per ADS. We received gross proceeds of $334.5 million in connection with the IPO and subsequent exercise of the underwriters’ option and aggregate net proceeds of $304.8 million after deducting underwriting discounts, commissions and other offering expenses.
The following diagram depicts our corporate structure as of September 30, 2022. As of September 30, 2022, the shares of each of our subsidiaries are 100% owned by the respective entity displayed immediately above that subsidiary. Certain warrant rights are outstanding and may be exercised in the future for equity interests in our Cayman parent entity, LianBio, and our subsidiary, Lian Cardiovascular, as described in “Note 10: Equity” in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022. Currently, our corporate structure contains no variable interest entities.
.
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

Recent Business Highlights and Clinical Development Updates
Mavacamten
In August 2022, we announced that enrollment was completed in the Phase 3 EXPLORER-CN clinical trial in Chinese patients with obstructive hypertrophic cardiomyopathy. We expect to report topline results from the trial in mid-2023.
In September 2022, we collaborated with Beijing Lisheng Cardiovascular Health Foundation to launch Joy from Heart, a hypertrophic cardiomyopathy (“HCM”) disease awareness campaign in China. Joy from Heart is China’s first disease awareness program dedicated to improving HCM diagnosis rates and supporting HCM education initiatives for patients and healthcare providers.
TP-03
In August 2022, our partner Tarsus Pharmaceuticals, Inc. (“Tarsus”) announced the initiation of a Phase 2a clinical trial of TP-03 in patients with meibomian gland disease.
In September 2022, Tarsus announced the submission of an NDA to the United States Food and Drug Administration (“FDA”) for TP-03 for the treatment of Demodex blepharitis. Tarsus subsequently communicated that the FDA accepted the NDA with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 25, 2023.
In November 2022, we announced the initiation of the Phase 3 LIBRA clinical trial of TP-03 in Chinese Demodex blepharitis patients. We expect to report topline data from the trial in the fourth quarter of 2023.
NBTXR3
In September 2022, we announced that we began treating patients in Asia in the global Phase 3 NANORAY-312 trial evaluating NBTXR3 for the treatment of head and neck cancer.
BBP-398
In November 2022, we announced that we began treating patients in China in a Phase 1 monotherapy clinical trial of BBP-398 in patients with advanced solid tumors.
Infigratinib

In October 2022, we reported that our partner, BridgeBio Pharma, Inc. (“BridgeBio”), informed us that Helsinn Healthcare SA, which holds the Truseltiq (infigratinib) NDA in the United States, is permanently discontinuing distribution of the drug and anticipates requesting withdrawal of the NDA in the United States due to business reasons. Due to the planned withdrawal of the NDA, BridgeBio informed us that it intends to close the ongoing global Phase 3 PROOF-301 clinical trial of infigratinib in first-line cholangiocarcinoma (“CCA”). Consequently, we are terminating activities related to the PROOF-301 clinical trial in China and no longer plan to pursue development and commercialization of infigratinib in CCA indications in our licensed territories. We intend to continue to support patients who are currently being treated with infigratinib under the special pilot program implemented in the Bo’ao Lecheng pilot zone in Hainan Province. We expect to continue the ongoing Phase 2a China standalone proof of concept clinical trial of infigratinib in patients with locally advanced, metastatic gastric cancer or gastroesophageal junction adenocarcinoma with FGFR2 genetic amplification and other solid tumors with FGFR alterations. We expect to report topline data from this clinical trial in the second half of 2023.
LYR-210
In August 2022, we refined our development strategy for LYR-210. We plan to conduct a Phase 3 China standalone trial to support regulatory approval in China, leveraging the results of the ongoing Phase 3 trials of our development partner, Lyra. Lyra is expected to complete enrollment in ENLIGHTEN I, the first trial in Lyra’s Phase 3 program, in mid-2023.

In September 2022, Lyra announced that it had initiated ENLIGHTEN II, the second of two global pivotal Phase 3 trials of LYR-210 in surgically naive chronic rhinosinusitis patients. In November 2022, Lyra further communicated a temporary pause in ENLIGHTEN II enrollment to align with internal manufacturing timelines for clinical trial supply.

NX-13

In August 2022, our development partner Landos Biopharma, Inc. (“Landos”) announced topline results from the company’s Phase 1b clinical trial of NX-13. The data showed that NX-13 was well tolerated following evaluation of multiple doses over four weeks compared with a placebo. Based on these data, Landos plans to initiate a Phase 2 clinical trial to evaluate the safety, efficacy and optimal dosing of NX-13 in patients with ulcerative colitis.
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
The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Research and development expenses (in thousands):
Licensing fees	$—	$—	$25,000	$136,915
Employee related expense	3,023	1,921	8,609	5,031
CRO costs	4,417	1,952	13,463	6,521
Other costs	818	782	2,106	2,571
Total	$8,258	$4,655	$49,178	$151,038

Licensing arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are generally required to make upfront payments upon entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant product candidate under these agreements, as well as tiered royalties based on net sales of the license products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements. For the three months ended September 30, 2022 and September 30, 2021, we made no upfront payments or milestone payments. For the nine months ended September 30, 2022 and September 30, 2021, we made upfront payments and milestone payments totaling $25.0 million and $136.9 million, respectively.
The following table sets forth a breakdown of licensing fees by program for the periods indicated:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Licensing fees:
Mavacamten	$—	$—	$5,000	$—
BBP-398	—	—	—	8,500
Sisunatovir	—	—	—	14,000
TP-03	—	—	15,000	64,415
BT-11 and NX-13	—	—	—	18,000
NBTXR3	—	—	—	20,000
LYR-210	—	—	5,000	12,000
Total	$—	$—	$25,000	$136,915
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
We recorded income tax expense (benefit) of $0.0 million and $0.0 million for the three and nine months ended September 30, 2022 and $(0.4) million and $1.6 million for the three and nine months ended September 30, 2021, respectively.
Results of operations
Comparison of the three months ended September 30, 2022 and September 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating expenses (in thousands):
Research and development	$8,258	$4,655
General and administrative	16,291	8,889
Total operating expenses	24,549	13,544
Loss from operations	(24,549)	(13,544)
Other income:
Interest income, net	1,405	32
Other income, net	1,253	3
Net loss before income taxes	(21,891)	(13,509)
Income taxes (benefit)	6	(397)
Net loss	$(21,897)	$(13,112)
Research and development expenses
Research and development expenses increased by $3.6 million from $4.7 million for the three months ended September 30, 2021 to $8.3 million for the three months ended September 30, 2022. For the three months ended September 30, 2022, research and development cost was primarily attributable to $3.0 million in personnel-related expenses and $4.4 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
For the three months ended September 30, 2021, research and development cost was primarily attributable to $1.9 million in personnel-related expenses and $2.0 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
General and administrative expenses
General and administrative expenses increased by $7.4 million from $8.9 million for the three months ended September 30, 2021 to $16.3 million for the three months ended September 30, 2022. The increase was primarily attributable to a $5.3 million increase in payroll and personnel-related expenses (including share-based compensation expense) for increased employee headcount and a $3.2 million increase in additional costs incurred due to operating as a publicly traded company. These increases were partially offset by a $1.1 million decrease in consulting costs.

Interest income
Interest income increased by $1.4 million from $0.0 million for the three months ended September 30, 2021 to $1.4 million for the three months ended September 30, 2022. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.
Other income, net
Other income, net increased by $1.3 million from $0.0 million for the three months ended September 30, 2021 to $1.3 million for the three months ended September 30, 2022. The increase is primarily attributable to foreign exchange gains in our foreign entities.
Income taxes (benefit)
Our income taxes (benefit) was $0.0 million, resulting in an effective income tax rate of 0.0% for the three months ended September 30, 2022. Our income tax benefit was $(0.4) million, resulting in an effective income tax rate of 2.9%, for the three months ended September 30, 2021. The variation in the effective income tax rate was primarily due to the effect of certain nonrecurring taxable income in 2021.
Comparison of the nine months ended September 30, 2022 and September 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating expenses (in thousands):
Research and development	$49,178	$151,038
General and administrative	46,930	22,496
Total operating expenses	96,108	173,534
Loss from operations	(96,108)	(173,534)
Other income (expense):
Interest income, net	2,238	171
Other income (expense), net	1,873	(189)
Net loss before income taxes	(91,997)	(173,552)
Income taxes	17	1,553
Net loss	$(92,014)	$(175,105)
Research and development expenses
Research and development expenses decreased by $101.9 million, from $151.0 million for the nine months ended September 30, 2021 to $49.2 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, research and development cost was primarily attributable to (i) $15.0 million related to a development milestone payment payable pursuant with the Tarsus License Agreement, (ii) $5.0 million related to a development milestone payment payable pursuant with the MyoKardia License Agreement, (iii) $5.0 million related to a development milestone payment payable pursuant with the Lyra License Agreement, (vi) $13.5 million attributable to development activities to support our clinical trials and (v) $8.6 million attributable to higher personnel-related expense, including share-based compensation expense, as a result of increased employee headcount. The remaining expense was attributable to professional fees.
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

General and administrative expenses
General and administrative expenses increased by $24.4 million from $22.5 million for the nine months ended September 30, 2021 to $46.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $15.5 million increase in payroll and personnel-related expenses (including share-based compensation expense) for increased employee headcount, a $9.5 million increase in additional costs incurred due to operating as a publicly traded company.
Interest income, net
Interest income, net increased by $2.1 million from $0.2 million for the nine months ended September 30, 2021 to $2.2 million for the nine months ended September 30, 2022. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.
Other income (expense), net
Other income (expense), net increased by $2.1 million from $(0.2) million for the nine months ended September 30, 2021 to $1.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to depositary fees related to our ADSs and foreign exchange gains in our foreign entities.
Income taxes
Our income tax expense was $0.0 million, resulting in an effective income tax rate of 0.0% for the nine months ended September 30, 2022. Our income tax expense was $1.6 million, resulting in an effective income tax rate of (0.9)%, for the nine ended September 30, 2021. The variation in the effective income tax rate was primarily due to the effect of certain nonrecurring taxable income in 2021.
Liquidity and capital resources
Sources of liquidity
Since our incorporation, our operations have been substantially financed with proceeds from sales of preferred shares as part of the Series Seed financing, the Series A financing, the issuance of the 2020 Convertible Notes and our IPO, which was completed in November 2021. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $311.7 million.
We are a holding company with no operations of our own and, as such, we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason, as well as any changes in Chinese laws or regulations, could limit or impair their ability to pay such distributions. For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Doing Business in China and Our International Operations—We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash (used in) provided by (in thousands):
Operating activities	$(68,472)	$(133,573)
Investing activities	(80,197)	(159)
Financing activities	1,710	8,249

Net cash used in operating activities
During the nine months ended September 30, 2022, operating activities used approximately $68.5 million of cash, primarily due to our net loss of $92.0 million, partially offset by non-cash consideration of $13.9 million related to share-based compensation expense, a decrease of $4.8 million for prepaid expenses and other current assets, an increase of $8.2 million for accrued expenses, and other changes related to operating assets and liabilities.
During the nine months ended September 30, 2021, operating activities used approximately $133.6 million, primarily due to our net loss of $175.1 million, partially offset by non-cash items of $9.4 million related to the warrants granted to Tarsus, $20.0 million of other receivables related to in-licensing and co-development activities related to our strategic collaboration agreement with Pfizer, $5.3 million related to share-based compensation expense, and other changes related to operating assets and liabilities.
Net cash used in investing activities
During the nine months ended September 30, 2022, investing activities used approximately $80.2 million, consisting of approximately $260.4 million for the purchases of marketable securities, and approximately $1.6 million for the purchases of property and equipment, partially offset by the sales and redemption of marketable securities of approximately $181.8 million.
During the nine months ended September 30, 2021, investing activities used approximately $0.2 million, primarily resulting from the purchases of property and equipment.
Net cash provided by financing activities
During the nine months ended September 30, 2022, financing activities provided approximately $1.7 million, primarily resulting from proceeds from the exercise of share options.
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
During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Impact of New Accounting Standards
The adoption of new accounting standards and the impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period ended September 30, 2022, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Based on that evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
We are required to obtain certain permissions from Chinese authorities to transfer certain data.
We are required to obtain approval from the Cyberspace Administration of China (“CAC”) when the transfers out of mainland China of certain data that is determined to be important data or personal data falls into any of the scenarios requiring a security assessment by CAC specified in the Security Assessment Measures. The cross-border transfer out of mainland China of data requiring such a security assessment will not be allowed if the CAC does not approve the security assessment filing. In addition, the disclosure, sharing or exporting to foreign parties or entities established or actually controlled by them by a Chinese-owned entity of any data derived from human organs, tissues or cells of Chinese individuals that contain human genetic materials requires a separate notification filing to the Human Genetic Resources Administration of China (“HGRAC”). The HGRAC also requires submission of a copy of the data to be exported. If our Chinese subsidiaries intend to receive certain clinical or personal data from Chinese-owned entities or transfer certain clinical or personal data out of mainland China, they need to first evaluate whether a security assessment by CAC or a clearance from the HGRAC will be triggered by such data transfer, pass the necessary security assessment, and make the necessary notification filings for such data transfer.
If our Chinese subsidiaries do not receive or maintain approvals for such data transfers or inadvertently conclude that security assessments, approvals, or notification filings needed for such data transfers are not required, or if there are changes in applicable laws (including regulations) or interpretations of laws and our Chinese subsidiaries are required but unable to pass security assessments, obtain approvals, or make notification filings in the future, then such Chinese subsidiaries may be unable to effectuate such data transfers and this could adversely affect the operations of our Chinese subsidiaries, including limiting or prohibiting the ability of our Chinese subsidiaries to operate, and our relationships with our licensing and other collaboration partners.
We believe we will be classified as a PFIC in the current taxable year ending December 31, 2022.

We do not believe we were a PFIC for the taxable year ended December 31, 2021, but we believe we will be classified as a PFIC in the current taxable year ending December 31, 2022. We may or may not be a PFIC in subsequent years. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year as our PFIC status is a factual determination made annually after the end of each taxable year. There can be no assurance that the IRS will agree with our determination and that the IRS would not successfully challenge our position in any taxable year. We will be a PFIC in any taxable year if at least (i) 75% of our gross income is “passive income” or (ii) 50% of the average gross value of our assets, determined on a quarterly basis, is attributable to assets that produce, or are held for the production of passive income. Because we expect to be a PFIC for our current taxable year, certain adverse U.S. federal income tax consequences could apply to U.S. persons who have acquired our ADSs or ordinary shares with respect to any “excess distribution” received from us and any gain from a sale or other disposition of our ADSs and ordinary shares.

If we are a PFIC in any taxable year in which a U.S. shareholder holds our ADSs or ordinary shares, we generally will continue to be treated as a PFIC with respect to such U.S. shareholder, regardless of whether we continue to meet the tests described above, unless we cease to be a PFIC and the U.S. shareholder makes the “deemed sale election”.

The adverse U.S. federal income tax consequences of holding interests in a PFIC may be mitigated if the U.S. shareholder makes a valid mark-to-market election or makes valid a qualified electing fund (“QEF”) election with respect to all taxable years the underlying entity is a PFIC during such U.S. shareholder’s holding period or makes a purging election to cause a deemed sale of the PFIC shares at their fair market value in connection with a QEF election. We do not, however, expect to provide U.S. shareholders with the information necessary to make a valid QEF election and U.S. shareholders therefore should assume that a QEF election will not be available with respect to our ADSs or ordinary shares. Further, no assurance can be given that a mark-to-market election will be available with respect to our ADSs or ordinary shares. For additional information, see Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit No.	Description

10.1*#	Amendment No. 1 to License and Collaboration Agreement, dated as of September 26, 2022, by and among LianBio Inflammatory Limited and Lyra Therapeutics, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

#	Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LianBio

Date: November 10, 2022	By:	/s/ Yizhe Wang
Yizhe Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Yi Larson
Yi Larson
Chief Financial Officer (Principal Financial and Accounting Officer)