Form 10-K
period 2022-12-31
LianBio
filed 2023-03-28
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recent completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing one ordinary share, held by non-affiliates of the registrant was approximately $97.3 million, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Market of $2.16 as of such date. In determining the market value of the voting equity held by non-affiliates, ordinary shares of the registrant beneficially owned by each director and officer and each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 23, 2023, 107,161,871 ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 41,306,477 ordinary shares were held in the form of ADSs. This total number of ordinary shares and total number of ordinary shares held in the form of ADSs excludes 2,057,148 ordinary shares that are held by the depositary on reserve to satisfy obligations of the registrant under the registrant's equity plans.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A for its 2023 Annual Meeting of Shareholders scheduled to be held on June 21, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•our ability to design, initiate and complete any clinical trials to advance our current product candidates, including mavacamten, TP-03, NBTXR3, infigratinib, BBP-398, LYR-210, omilancor and NX-13, as well as any future product candidates, towards regulatory approval in China and our other licensed territories;
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
Risk factors summary
Our business is subject to a number of risks that are discussed more fully in “Part I—Item 1A—Risk Factors” of this Annual Report on Form 10-K. These risks include the following:
•Changes in the economic, political, legal and social conditions and policies of the Chinese government or in relations between China and the United States (or other countries) may materially and adversely affect our business, financial condition, results of operations, access to capital, and the market price of our American Depositary Shares (“ADSs”). Statements and regulatory actions undertaken by China’s government, including the enactment of the Data Security Law of the People’s Republic of China (the “Data Security Law”), as well as our obligations to comply with China’s Cybersecurity Review Measures, regulations and guidelines relating to the multi-level protection scheme (“MLPS”), the Personal Information Protection Law of the People’s Republic of China (the “PIPL”) and any other future laws and regulations may require us to incur significant expenses and could materially affect our ability to conduct our business, accept foreign investments, list on a foreign exchange or stay listed on Nasdaq. For additional information regarding the risks associated with having the majority of our operations in China, see “Part I—Item 1A—Risk Factors—Risks Related to Doing Business in China and Our International Operations.”
•China’s economic, political and social conditions, as well as governmental policies, could affect the business environment and financial markets in China, our ability to operate our business, our liquidity and our access to capital.
•Although the audit report included in this Annual Report on Form 10-K is prepared by U.S. auditors who are currently inspected by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by auditors that are completely inspected by the PCAOB and, as such, our investors may in the future be deprived of such inspections, which could result in limitations or restrictions to our ability to access the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) or the Consolidated Appropriations Act, 2023 (the “CAA”) if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely or the SEC identifies us as a Commission-Identified Issuer (as defined below), and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities.
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

•As of the date of this Annual Report on Form 10-K, we are not required to obtain prior approval or prior permission from the CSRC or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect for offerings of our equity securities to foreign investors. On February 17, 2023, the CSRC promulgated a new set of regulations consisting of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which will come into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future offerings of our equity securities to foreign investors. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. Any uncertainties and/or negative publicity regarding the aforementioned approval(s), filing or other procedure(s), the interpretation and implementation of existing laws and regulations, or any further laws, regulations or interpretations that may be released and enacted in the future could have a material adverse effect on our business and/or on the trading price of the ADSs.
•Pharmaceutical companies in China are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain.
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
•We rely on Perceptive Advisors, LLC (“Perceptive”), our founder and a significant shareholder in our company, as a source for identifying partners from which we may in-license product candidates. If Perceptive divests of its investment in our company or is no longer a significant shareholder, we may lose access to its expertise in sourcing opportunities and our business could be substantially harmed. Perceptive and its affiliates exercise significant influence over our Company, which may limit the ability of our investors and other holders to influence corporate matters and could delay or prevent a change in corporate control. Additionally, Perceptive may invest in or advise businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of our business in such a way that may not always coincide with minority ADS holders’ interests.
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

PART I
Item 1. Business
Overview
We are a clinical stage biopharmaceutical company dedicated to bringing innovative medicines to patients with unmet medical needs in Asia. Our initial focus is to in-license assets for development and commercialization in Greater China and other Asian markets. We have assembled a pipeline of eight therapeutic candidates across cardiovascular, oncology, ophthalmology, and inflammatory disease indications, each with its own distinct value proposition and the potential to drive new standards of care. With operations in China, Asia Pacific, and the United States, we have built a cross-border platform to provide our licensing partners access to our regulatory, development, and commercial expertise in China and other Asian markets. We have created a diverse, balanced portfolio of highly differentiated assets that represent our broad program scope and significant potential market opportunity across various stages of development, providing multiple avenues for value creation. We intend to continue to evaluate innovative, complementary product candidates with the potential to become new standards of care in Asia to deepen our pipeline.
We are currently conducting three registrational studies designed to support regulatory approval of our product candidates in our licensed territories, including the EXPLORER-CN trial of mavacamten in obstructive hypertrophic cardiomyopathy (“oHCM”), the LIBRA trial of TP-03 in Demodex blepharitis (“DB”), and the NANORAY-312 trial of NBTXR3 in elderly patients with locally advanced head and neck (“H&N”) squamous cell carcinoma.
Today, China represents the second largest pharmaceutical market in the world, with estimated branded pharmaceutical market revenues of $174 billion in 2022, and which are expected to reach $196 billion by 2025. Recent regulatory reforms aimed at accelerating drug availability, a series of government development initiatives to support innovation and an improving reimbursement and access landscape have all increased the strategic importance of the Chinese pharmaceutical market. In addition, enhanced intellectual property protection, increasing healthcare coverage and capital inflows into life sciences have created a more favorable environment for providing access to innovative medicines. While China is becoming an increasingly critical component of biopharmaceutical companies’ global development and commercialization strategies, challenges remain for Western companies to access this market. We have designed our company with fit-for-purpose cross-border infrastructure to navigate the complex regulatory and commercial landscape in China. It is our vision to serve as a gateway to China for Western biopharmaceutical companies focused on the large addressable market unlocked by these recent advances and reforms.
We are advancing a broad, robust pipeline of eight product candidates across four different therapeutic areas. We have sought to in-license programs that have established proof of concept, are highly innovative and can provide differentiated treatment options for patients both globally and in our target markets. Pending the results from our ongoing registrational clinical trials, we aspire to launch multiple commercial products and to become a leading biopharmaceutical company in Greater China and other Asian markets in the coming years. We will also continue to expand our pipeline by anchoring our therapeutic areas of focus with core assets and then building around them to drive development and future commercial and market access synergies.

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

2.	Mavacamten has received FDA approval in the United States, which is not a part of our licensed territory, for the treatment of NYHA class II-III oHCM
3.
NBTXR3 has received European market approval (CE mark) in the EU, which is not a part of our licensed territory, for the treatment of locally advanced soft tissue sarcoma (“STS”). At present, we are not pursuing NBTXR3 in relation to this STS indication.

4.
Infigratinib has received FDA approval in the United States, which is not a part of our licensed territory, for the treatment of previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with fibroblast growth factor receptor (“FGFR”) 2 fusion or other rearrangement.

5.	Ongoing Phase 2a gastric cancer and other FGFR-driven tumor standalone clinical trial in China. Separate investigator sponsored Phase 2 clinical trial of infigratinib in FGFR-driven tumors is ongoing in the United States.

Regulatory developments
Potential CSRC approval required
On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, pursuant to which Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”) and the Data Security Law of the People’s Republic of China (the “Data Security Law”). As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure investors that we will be able to comply with new regulatory requirements relating to our future overseas capital-raising activities and we may become subject to more stringent requirements with respect to matters including data privacy and cross-border investigation and enforcement of legal claims.
On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines which will come into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future offerings of our equity securities to foreign investors.
As of the date of this Annual Report on Form 10-K, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, or completing filing with or other procedures in connection with previous offering of our equity securities to foreign investors from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If it is determined in the future that the approval of, filing or other procedure with the CSRC or any other regulatory authority are required for previous offerings of our equity securities to foreign investors, or if we are required to complete relevant procedures for future offerings of our equity securities to foreign investors, it is uncertain whether we will be able and how long it will take for us to obtain the approval or complete the filing or other procedure or obtain a waiver for such procedures, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approvals, filing or other procedures, we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in mainland China, limit our ability to pay dividends outside of mainland China, limit our operations in mainland China, delay or restrict the repatriation of the proceeds from our public offerings into mainland China or take other actions that could have a material adverse effect on our business and/or on the trading price of our ADSs. Furthermore, our ability to offer or continue to offer securities to investors in future overseas securities offerings may be significantly limited or hindered, and the value of our securities may significantly decline or be worthless.
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
Other
To operate our general business activities currently conducted in China, each of our Chinese subsidiaries is required to obtain a business license from the State Administration for Market Regulation (the “SAMR”). Each of our Chinese subsidiaries has obtained a valid business license from the SAMR, and no application for any such license has been denied.

Corporate information
We are an exempted company incorporated in the Cayman Islands with limited liability under the Companies Act of the Cayman Islands on July 17, 2019. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. The principal executive office of our research and development operations is located at 16F, 5 Corporate Avenue, 150 Hubin Road, Huangpu District, Shanghai, People’s Republic of China, 200021. Our telephone number at this address is (021) 2308 1188. Our current registered office in the Cayman Islands is located at the offices of International Corporation Services Ltd., 2nd Floor, Harbour Place, 103 South Church Street, P.O. Box 472, George Town, Grand Cayman KY1-1106, Cayman Islands. Our principal executive offices are located at 103 Carnegie Center Drive, Suite 309, Princeton, New Jersey 08540 and our telephone number is (609) 486-2308.
Dividends and other distributions
We are a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located outside of China. In addition, as of the date of this Annual Report on Form 10-K, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders outside of China. As of the date of this Annual Report on Form 10-K, neither we nor any of our subsidiaries have ever paid dividends or made distributions to U.S. investors. Our Chinese operating subsidiary, Shanghai LianBio Development Co., Ltd., received $5,000,000, $2,500,095, $17,499,905, $5,000,000, $9,999,995 and $14,999,995 in equity financing via capital contributions from its shareholder outside of China in February 2020, September 2020, December 2020, October 2021, December 2021 and January 2022, respectively, to fund its business operations in China. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contribution or shareholder loans, as the case may be.
According to the Foreign Investment Law of the People’s Republic of China (the “Foreign Investment Law”) and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in renminbi or any foreign currency. According to the Company Law of the People’s Republic of China (the “PRC Company Law”) and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund.

Renminbi is not freely convertible into other currencies. As result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future renminbi revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. The renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign currency debt, including loans we may secure for our onshore subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (“SAFE”) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in renminbi to fund our business activities outside of China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. See “Part I—Item 1A—Risks Related to Doing Business in China and Our International Operations—We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business” for a detailed discussion of the Chinese legal restrictions on the payment of dividends and our ability to transfer cash within our group. In addition, ADS holders may potentially be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes. See “Part II—Item 5—Taxation—Material Chinese Taxation” for more details.
Organizational structure
The following diagram depicts our corporate structure as of the date of this Annual Report on Form 10-K. As of the date of this report, the shares of each of our subsidiaries are 100% owned by the respective entity displayed immediately above that subsidiary. Certain warrant rights are outstanding and may be exercised in the future for equity interests in our Cayman parent entity, LianBio, and our subsidiary, Lian Cardiovascular, as described in “Note 10: Equity” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Currently, our corporate structure contains no variable interest entities.

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
Our pipeline
Cardiovascular
Mavacamten for the potential treatment of HCM
We have partnered with MyoKardia, Inc. (“MyoKardia,” now a wholly owned subsidiary of Bristol-Myers Squibb (“BMS”)) to develop and commercialize mavacamten in Greater China and other Asian markets. Mavacamten is an oral small-molecule allosteric modulator of cardiac myosin, which is approved in the United States for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) and is also being studied as a treatment for other diseases of diastolic dysfunction. Hypertrophic cardiomyopathy (“HCM”) is a disease that leads to progressive deterioration of heart function and an increased risk of atrial fibrillation, stroke, heart failure and sudden cardiac arrest. There are currently no approved therapies for HCM in China. HCM can be segmented into two groups, oHCM and non-obstructive HCM (“nHCM”). In 2020, MyoKardia completed a global Phase 3 clinical trial of mavacamten for the treatment of symptomatic oHCM. This trial met its primary and all secondary endpoints and mavacamten was observed to be well-tolerated. In February 2022, we announced that the Center for Drug Evaluation (“CDE”) of the National Medical Products Administration (“NMPA”) granted Breakthrough Therapy Designation in China for mavacamten for the treatment of patients with oHCM. In May 2022, we announced the completion of a pharmacokinetics (“PK”) trial of mavacamten in healthy Chinese volunteers. The PK trial demonstrated a favorable safety, tolerability and PK profile. A single oral administration of mavacamten showed no new safety signals in Chinese subjects, and the data were comparable to those observed in the Phase 1 PK study of mavacamten conducted by MyoKardia in healthy volunteers in the United States. In August 2022, we announced that we completed enrollment of patients in a Phase 3 clinical trial of mavacamten, EXPLORER-CN, in China, and that we expect to report topline results in mid-2023. If the data are consistent with the data demonstrated in global clinical trials, we intend to use the China data in combination with data generated in global trials conducted by MyoKardia to seek regulatory approval in China. We also plan to develop mavacamten in nHCM and heart failure with preserved ejection fraction (“HFpEF”).
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
Mavacamten development path
Mavacamten was designed to correct or address the impaired cardiac muscle contractility and relaxation that characterizes HCM by acting on cardiac myosin, a key myocyte protein, to allow the heart muscle to relax, thereby expanding the volume of the heart and enabling it to pump more blood. In 2020, MyoKardia announced results from a global Phase 3 clinical trial called EXPLORER-HCM, in which patients with symptomatic oHCM treated with mavacamten experienced statistically significant and clinically meaningful improvements in symptoms, functional status and key aspects of quality of life. In April 2022, the FDA approved mavacamten for the treatment of adults with symptomatic New York Heart Association (“NYHA”) Class II-III oHCM to improve functional capacity and symptoms. We have an exclusive license to develop and commercialize mavacamten in Greater China and other Asian markets.
Results from the global EXPLORER-HCM trial
Per data published in the Lancet, the EXPLORER-HCM trial was a randomized, double-blind, placebo-controlled Phase 3 clinical trial that enrolled 251 patients with symptomatic NYHA functional Class II or III oHCM. Patients were randomized on a 1:1 basis to receive individualized once-daily dosing of mavacamten or placebo. Patients started on a dose of 5mg, with up to two opportunities for dose adjustments (to doses of 2.5mg, 5mg, 10mg or 15mg) based on a combination of residual LVOT gradient, drug plasma concentration and left ventricular ejection fraction levels. Patients were evaluated every two to four weeks for 30 weeks.

The primary endpoint for EXPLORER-HCM was a composite functional analysis designed to capture mavacamten’s effect on both symptoms and cardiac function. The composite functional endpoint was defined by either (i) the achievement of a ≥1.5mL/kg/min improvement in peak oxygen consumption (“pVO2”) accompanied by an improvement of ≥1 NYHA functional class, or (ii) the achievement of a ≥3.0mL/kg/min improvement of pVO2 with no worsening in NYHA functional class. The 30-week treatment with mavacamten resulted in a highly statistically significant outcome relative to placebo (p=0.0005) for the primary endpoint.
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

Mavacamten   Placebo

Mavacamten was well-tolerated in the clinical trial. Overall rates of adverse events (“AEs”), serious adverse events (“SAEs”) and cardiac adverse events, including atrial fibrillation, were comparable for patients treated with mavacamten versus placebo. Over 97% of patients completed the trial with similar rates of discontinuation in the mavacamten treatment group relative to the placebo group.
In February 2022, BMS announced positive topline results from Phase 3 VALOR-HCM trial, evaluating mavacamten in patients with obstructive hypertrophic cardiomyopathy who are eligible for septal reduction therapy.
Our strategy to seek regulatory approval of mavacamten in China
Our goal is to bring mavacamten to market in China for the treatment of oHCM patients. To accomplish this goal, we conducted a PK trial and are currently conducting a Phase 3 trial in China to evaluate the safety, efficacy and pharmacokinetics in Chinese subjects and consistency with the corresponding data demonstrated in global trials. We completed a PK trial in May 2022 and completed subject dosing in the Phase 3 EXPLORER-CN clinical trial in August 2022.
•Phase 3 EXPLORER-CN clinical trial: We have designed our randomized, double-blind, placebo-controlled Phase 3 EXPLORER-CN clinical trial to assess the safety and efficacy of mavacamten in Chinese adults with symptomatic oHCM. We enrolled 81 patients, randomized 2:1. The primary endpoint is the change in Valsalva LVOT gradient from baseline to Week 30. Eligible patients will continue in a long-term extension treatment period.
•Pharmacokinetic trial in China: We also conducted a PK trial of mavacamten in healthy adults in China. We announced in May 2022 that a single oral administration of mavacamten showed no new safety signals in Chinese subjects, and the data were comparable to those observed in the Phase 1 PK study of mavacamten conducted by MyoKardia in healthy volunteers in the United States.
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
Ophthalmology
TP-03 for the potential treatment of demodex blepharitis and meibomian gland disease
We have partnered with Tarsus Pharmaceuticals, Inc. (“Tarsus”) to develop and commercialize TP-03 (lotilaner ophthalmic solution, 0.25%) in Greater China. TP-03 is a novel, topical ophthalmic formulation of lotilaner, that is an antagonist of insect and arachnid γ-aminobutyric-gated chloride channels (“GABA-Cl”) and which is initially being studied for the treatment of Demodex blepharitis (“DB”) and has potential therapeutic applications for Meibomian Gland Disease (“MGD”). DB is caused by an infestation of Demodex mites triggering inflammation and is characterized by a specific type of debris called “collarettes” that form at the base of the eyelash follicles, inflammation of the eyelid margin, redness and ocular irritation. We estimate DB affects approximately 43 million patients in China. TP-03 is designed to paralyze and eventually cause the death of Demodex mites through the inhibition of parasite-specific GABA-Cl channels. The active ingredient in TP-03 is lotilaner, an anti-parasitic that is part of a class of molecules named isoxazolines. Tarsus has completed two pivotal trials of TP-03 for the treatment of DB in the United States, Saturn-1 and Saturn-2. All pre-specified primary and secondary endpoints were met in Saturn-1 and Saturn-2, and complete resolution of DB signs was demonstrated in patients treated with TP-03. Tarsus submitted a New Drug Application (“NDA”) to the FDA, with a target action date for the Prescription Drug User Fee Act (“PDUFA”) of August 25, 2023. We plan to generate clinical data in China to be used in combination with clinical data generated in Saturn-1 and Saturn-2, if such data are positive, to seek regulatory approval in DB in Greater China. We also plan to develop TP-03 for the treatment of MGD. In November 2022, we began dosing patients in the registrational Phase 3 LIBRA trial of TP-03 in Chinese patients with DB. We expect to report topline results from the trial in the fourth quarter of 2023.
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
TP-03 development path
Tarsus has completed two pivotal trials of TP-03 for the treatment of DB in the United States, Saturn-1 and Saturn-2. All pre-specified primary and secondary endpoints were met in the trials, and complete resolution of DB signs was demonstrated in patients treated with TP-03. Tarsus submitted an NDA to the FDA, with a PDUFA target action date of August 25, 2023. In August 2022, Tarsus initiated a Phase 2a clinical trial of TP-03 for the treatment of MGD.
Results from pivotal Phase 2b/3 Saturn-1 clinical trial
In June 2021, Tarsus announced positive results of the pivotal Phase 2b/3 Saturn-1 trial. All pre-specified primary and secondary endpoints were met, and complete resolution of DB signs was demonstrated in patients treated with TP-03.
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
Additionally, significant efficacy in lid erythema (redness) was demonstrated across multiple measures including complete and clinically meaningful composite cures, and in erythema alone. Results showed 45% of patients improved erythema by one grade or more (compared to 28% of patients on vehicle, p=0.0002) and 19% of patients on TP-03 achieved a complete erythema cure (compared to 7% of patients on vehicle, p=0.0001).
TP-03 was well tolerated with a safety profile similar to the vehicle group. Additionally, most TP-03 patients (92%) reported that the drop comfort was neutral to very comfortable. There were no serious treatment-related AEs nor any treatment-related AEs leading to treatment discontinuation.
Results from pivotal Phase 3 Saturn-2 clinical trial
In May 2022, Tarsus announced positive results of the pivotal Phase 3 Saturn-2 trial. All pre-specified primary and secondary endpoints were met, TP-03 was well tolerated, and complete resolution of DB was demonstrated in patients treated with TP-03.
Primary Endpoint:
•56% of patients on TP-03 achieved complete collarette cure, defined as 0-2 collarettes per lid at day 43, compared to 13% on vehicle (p<0.0001).
Secondary Endpoints:
•52% of patients on TP-03 achieved mite eradication defined as zero mites per lash at day 43, compared to 15% on vehicle (p<0.0001).
•31% of patients on TP-03, as compared to 9% of patients on vehicle (p<0.0001), achieved complete lid erythema cure at day 43.
•19% of patients on TP-03 achieved a complete composite cure, based on achieving both complete collarette cure and complete lid erythema cure, compared to 4% on vehicle (p<0.0001) at day 43.

Additional Analysis:
•89% of patients on TP-03 achieved a clinically meaningful collarette cure, defined as 0-10 collarettes per lid at day 43 compared to 33% of those on vehicle (p<0.0001).
Safety Profile:
•Consistent with Saturn-1, Saturn-2 demonstrated that TP-03 was well tolerated with a safety profile similar to the vehicle group.
•91% of TP-03 patients reported that the drop comfort was neutral to very comfortable.
•There were no serious treatment-related AEs nor any treatment-related AEs leading to treatment discontinuation.
Tarsus has also completed four Phase 2 clinical trials in which TP-03 achieved efficacy endpoints including collarette grade, mite density, collarette cure rate and/or mite eradication rate. TP-03 was generally well-tolerated in all four trials. Based on the strength and consistency of the TP-03 clinical data, we believe TP-03 has the potential to have a global impact.
Our strategy to seek regulatory approval of TP-03 in DB and MGD in China
We believe TP-03 has the potential to become the new standard of care for the treatment of DB, and our goal is to bring TP-03 to market for patients in China. To accomplish this goal, we are conducting the Phase 3 LIBRA clinical trial to evaluate the safety, efficacy and pharmacokinetics in Chinese patients with DB and consistency with the corresponding data demonstrated in the United States. We expect to report topline data from LIBRA in the fourth quarter of 2023.
Phase 3 LIBRA clinical trial: We have designed our randomized, double-blind, placebo-controlled Phase 3 LIBRA clinical trial to assess the safety and efficacy of TP-03 in Chinese patients with DB. We plan to enroll approximately 162 patients, randomized 1:1. The co-primary endpoints are complete collarette cure (0-2 collarettes per eyelid) and mite eradication (mite density of 0 mites per lash) at day 43. Secondary endpoints include composite cure of collarette and erythema (0-2 collarettes per eyelid and grade 0 erythema) at day 43.
We also intend to pursue the development of TP-03 in Greater China for the treatment of MGD. We plan to join any future global pivotal trial of TP-03 in MGD conducted by Tarsus. We believe that enrolling patients in China in a global Phase 3 clinical trial may expedite the global development program as well as enable us to seek regulatory approval in China.
Oncology
NBTXR3, a radioenhancer for the potential treatment of H&N cancer and other solid tumors
We have partnered with Nanobiotix S.A. (“Nanobiotix”) to develop and commercialize NBTXR3, a radioenhancer designed to be injected directly into a malignant tumor prior to standard radiotherapy (“RT”). When exposed to ionizing radiation, NBTXR3 has been shown to enhance the localized effect of RT, in our licensed territories of Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. NBTXR3 is designed to increase the dose of RT delivered within the tumor without increasing the dose in surrounding healthy tissue. NBTXR3 may also prime the body’s immune response against cancer. We believe that NBTXR3 has a broadly applicable mechanism of action that has the potential to be used in conjunction with RT in the treatment of various solid tumor types. Clinical proof of concept for NBTXR3 has been demonstrated in soft tissue sarcoma, for which Nanobiotix received CE mark approval in the European Union, which is not a part of our licensed territory. Nanobiotix is currently prioritizing registration of NBTXR3 for the treatment of locally advanced H&N cancer, for which the FDA has granted Fast Track designation for the treatment of elderly patients ineligible for platinum-based chemotherapies. Additionally, in a Phase 1 clinical trial (Study 1100), NBTXR3 has shown the potential to convert patients who initially failed checkpoint inhibitor therapy into responders while also displaying a potential abscopal effect. Nanobiotix and its collaborators are currently conducting clinical trials to evaluate NBTXR3 as a potential treatment in various cancer indications. We plan to join the NBTXR3 development program by enrolling patients in China in five of Nanobiotix’s current and potential future global pivotal trials across indications and therapeutic combinations including immunotherapy, beginning with Nanobiotix’s ongoing Phase 3 NANORAY-312 clinical trial in locally advanced H&N cancer. We announced in September 2022 that we had begun enrolling patients in LianBio’s licensed territories in the NANORAY-312 clinical trial.

Radiotherapy overview
Radiotherapy is an essential component of cancer care and may be used alone or in combination with other treatments, including surgery, chemotherapy and targeted therapies. RT can cure cancer, prevent its recurrence or stop or slow its growth. Nevertheless, many cancer patients still experience progressive disease, because, among other reasons, they are not able to receive a high enough radiation dose to completely destroy their tumor without resulting in an unacceptable level of damage to surrounding healthy tissues. We believe that by easing this limitation, NBTXR3 has the potential to improve the survival rate for cancer patients.
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
NBTXR3 received European market approval (CE mark) in 2019 for the treatment of locally advanced soft tissue sarcoma based on the results of a registrational Phase 2/3 clinical trial (Study 301) in patients with locally advanced soft tissue sarcoma of the extremity or trunk wall. Study 301 achieved its primary endpoint with a pathological complete response (<5% viable cancer cells) rate of 16.1% in the NBTXR3 arm compared to 7.9% in the control arm (p=0.0448). In the subgroup of patients with more aggressive disease (histologic grade 2 and 3), a pathological complete response was achieved in 17.1% of patients in the NBTXR3 arm compared to 3.9% in the control arm. Similar rates of SAEs were observed in the NBTXR3 and control arms (39% and 30% respectively), including the rate of postsurgical wound complications, which were the most common treatment-emergent adverse event (9% in both arms). NBTXR3 administration did not show an impact on the severity or incidence of RT-related AEs.
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

Current standard of care for locally advanced H&N cancer
Chemotherapy in combination with concomitant radiation is the current standard of care for inoperable locally advanced H&N cancer. In China, KOL research indicates most patients with inoperable locally advanced H&N cancer are eligible to be treated by RT. This presents limitations in elderly patients, for whom these cancers are more prevalent, due to their reduced ability to withstand chemotherapy and its associated AEs. Cetuximab and RT can sometimes be offered as an alternative to chemoradiation but has shown limited efficacy in elderly patients. Data presented at the Multidisciplinary H&N Cancers Symposium 2020 showed that elderly patients treated with RT alone or RT plus cetuximab had a median progression-free survival (“PFS”) of 7.3 months. These patients reported poor quality of life due to high unmet medical need as well as limited availability of therapeutic options.
Other solid tumor indications
Nanobiotix is also studying NBTXR3 in other solid tumor types as both a single agent and in combination with programmed cell death protein 1 (“PD-1”) inhibitors and with chemotherapy.
Phase 1 dose escalation and expansion study in head & neck cancer (Study 102)
In March 2022, Nanobiotix announced an updated analysis of overall survival (“OS”) from the ongoing Phase 1 trial of NBTXR3 in elderly and frail locally advanced head and neck squamous cell carcinoma (“HNSCC”) patients ineligible for cisplatin and intolerant to cetuximab (Study 102) demonstrating median OS of 17.9 months in the all-treated population (n=56) and 23.0 months in evaluable patients (n=44) from the dose expansion part of the study. NBTXR3 administration was feasible and well-tolerated overall. The most recently reported safety data, as of September 2021, showed that a total of 8 Grade 3-4 NBTXR3-related AEs were observed in 8 patients. Of these AEs related to NBTXR3, 5 SAEs were observed across 5 patients: one Grade 4 tumor hemorrhage (also related to RT), one Grade 3 stomatitis (also related to RT), one Grade 3 soft tissue necrosis (also related to RT), one Grade 4 dysphagia (also related to RT) and one Grade 4 sepsis (also related to RT and disease). Of the SAEs, one death from sepsis occurred, which the investigator assessed as possibly related to NBTXR3, RT, and cancer.
Phase 3 registrational trial (NANORAY-312)
Based on the preliminary Phase 1 data demonstrated in Study 102, Nanobiotix has designed a global pivotal Phase 3 clinical trial of NBTXR3 in elderly patients with locally advanced HNSCC who are ineligible for platinum-based chemotherapy (cisplatin). In January 2022, Nanobiotix randomized the first patient in the study in Europe. Enrollment in the United States by Nanobiotix was initiated in the fourth quarter of 2022.
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
Phase 1 basket trial (Study 1100)
Nanobiotix is currently conducting Study 1100, a Phase 1 prospective, multi-center, open-label, non-randomized basket trial of NBTXR3-enhanced RT in combination with anti-PD-1 immune checkpoint inhibitors nivolumab or pembrolizumab in patients with inoperable local-regional recurrent or metastatic HNSCC eligible for re-irradiation and patients with lung or liver metastases from any primary cancer that is amenable to anti-PD-1 therapy. In November 2022, Nanobiotix presented updated data from Study 1100 at the 37th Annual Meeting of the Society for Immunotherapy of Cancer (“SITC”). Objective reduction in target lesion(s) from baseline was observed in 71.43% of evaluable patients (15/21), 67% of prior anti-PD-1 resistant patients (10/15) and 83% of anti-PD-1 naive patients (5/6). The results suggest that NBTXR3 administration was feasible and well-tolerated and the recommended Phase 2 dose was established at 33% of Gross Tumor Volume in each of the 3 cohorts.

Based on available outcomes from Study 1100, Nanobiotix initiated discussion with FDA and subsequently received preliminary feedback in the first half of 2022 regarding a potential registrational program for patients with unresectable relapsed or metastatic head and neck squamous cell carcinoma (R/M HNSCC) that developed primary or secondary resistance to previous anti-PD-1/PD-L1 therapy. Feedback from the agency suggested a single, randomized, controlled trial including a pre-specified comparative analysis of overall response rate (ORR) may be suitable to support an accelerated approval, subject to confirmation of clinical benefit based on overall survival (OS) results from the same trial.
Our strategy to seek regulatory approval of NBTXR3 in China
We believe NBTXR3 has the potential to be broadly applicable against solid tumors where RT can be used. We have the potential to join five of Nanobiotix’s planned global registrational trials by enrolling patients in China. We believe that enrolling patients in China in global Phase 3 clinical trials may expedite the global development program as well as support regulatory approval in China. The initial cancer indication we are pursuing for NBTXR3 in China is locally advanced HNSCC as part of the ongoing Phase 3 NANORAY-312 clinical trial. We initiated enrollment in the NANORAY-312 trial in LianBio territories in September 2022. Additionally, we plan to join potential future pivotal studies in other solid tumor indications. We believe that NBTXR3 activated by RT has the potential to modulate antitumor immune response, and we may join Nanobiotix’s future registrational trials of NBTXR3 in combination with anti-PD-1 antibodies for the treatment of certain solid tumors. We believe NBTXR3 has the potential to be used in the treatment of up to 925,000 patients in China each year across our current potential solid tumor target indications, including an estimated 25,000 patients with locally advanced H&N cancer, up to 150,000 patients with other solid tumors (with or without additional chemotherapy), and up to 750,000 patients in combination with RT and immunotherapy.
Infigratinib, a targeted FGFR1-3 inhibitor for the potential treatment of gastric cancer
We have partnered with BridgeBio Pharma, Inc. (“BridgeBio”) and its affiliate QED Therapeutics, Inc. (“QED”) to develop and commercialize infigratinib in Mainland China, Hong Kong and Macau for FGFR-driven tumors. Infigratinib is an orally administered, ATP-competitive, FGFR1-3 tyrosine kinase inhibitor in development for the treatment of individuals with FGFR-driven diseases. Infigratinib is approved in the United States for the treatment of patients with previously-treated, unresectable locally advanced or metastatic cholangiocarcinoma (“CCA”) harboring an FGFR2 fusion or rearrangement. Infigratinib has also shown clinical activity in advanced and/or metastatic urothelial carcinoma with FGFR3 genomic alterations, and FGFR1-amplified lung cancer. We believe infigratinib has the potential to become an important treatment option for patients with FGFR-driven cancers, including those with high prevalence rates across Asia, such as gastric and related cancers.

Incidence and Mutation Rate of Gastric Cancer in the United States and China

	United States		China
	Diagnosed Incidence	Estimated Occurrence of FGFR2 Genomic Alterations	Diagnosed Incidence	Estimated Occurrence of FGFR2 Genomic Alterations	FGFR Genomic Alterations
GC...........................................	~26k	4.0%	~480k	4.6%	FGFR2 amplification
CCA disease overview
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
In October 2022, we reported that our partner, BridgeBio, informed us that Helsinn Healthcare SA, which holds the Truseltiq (infigratinib) NDA in the United States, is permanently discontinuing distribution of the drug and anticipates requesting withdrawal of the NDA in the United States due to business reasons. Due to the planned withdrawal of the NDA, BridgeBio informed us that it intends to close the ongoing global Phase 3 PROOF-301 clinical trial of infigratinib in first-line CCA. Consequently, we are terminating activities related to the PROOF-301 clinical trial in China and no longer plan to pursue development and commercialization of infigratinib in CCA indications in our licensed territories. Subject to physician determination, we intend to continue to support patients who are currently being treated with infigratinib under the special pilot program implemented in the Bo’ao Lecheng pilot zone in Hainan Province.
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

Clinical Activity of Infigratinib in Advanced CCA

Activity Endpoints in the Full Analysis Set...................................................................................	N=108
BICR-assessed objective response rate, % (95% CI)......................................................................	23.1% (15.6-32.2)
≤1 previous line of therapy (n=50)	34.0%
≥2 previous lines of therapy (n=58)	7.4%
BICR-assessed best overall response
Complete response, n (%).....................................................................................................	1 (1%)
Partial response, n (%).........................................................................................................	24 (22%)
Stable disease, n (%)............................................................................................................	66 (61%)
Unconfirmed complete response or partial response...................................................................	12 (11%)
Progressive disease, n (%).....................................................................................................	11 (10%)
Unknown, n (%).................................................................................................................	6 (6%)
BICR-assessed confirmed or unconfirmed response, % (95% CI)....................................................	34.3% (25.4-44.0)
BICR-assessed disease control rate, % (95% CI)...........................................................................	84.3% (76.0-90.6)
BICR-assessed median duration of response (IQR), months............................................................	5.0 (3.7-9.3)
BICR-assessed median PFS (95% CI), months................................................	7.3 (5.6-7.6)
Median overall survival (95% CI), months...................................................................................	12.2 (10.7-14.9)
* BICR=blinded independent central review

Infigratinib-associated toxicity was manageable, with expected on-target class effects, which include hyperphosphatemia, the most common adverse event reported in trials of infigratinib. Development of hyperphosphatemia in clinical trials of infigratinib was generally reversible and managed using standard phosphate binders.

Treatment-Emergent AEs reported in Infigratinib Phase 2 clinical trial in advanced CCA: any grade AEs > 20%

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
Our strategy for the development of infigratinib in gastric cancer in China
We initiated a Phase 2a proof of concept trial in China for FGFR2 amplified gastric cancer and other solid tumors with FGFR alterations in August 2021. The results of the Phase 2a trial will inform our development strategy moving forward. As part of our Phase 2a trial, we are including a cohort of patients with tumors that have FGFR alterations that are not related to gastric cancer, gastroesophageal junction cancer, urothelial cancer or CCA. The results of this cohort may guide our further development strategy in tumor-agnostic treatment. We expect to report topline data from this trial in the second half of 2023.

In December 2021, infigratinib was approved by the Health Commission and Medical Products Administration of Hainan Province, under the special Named Patient Program (“NPP”), for the treatment of patients with previously treated, unresectable locally advanced or metastatic CCA with a FGFR2 fusion or other rearrangement. The special NPP was enacted by the State Council of PRC as a pilot program implemented in the Bo’ao Lecheng International Medical Tourism Pilot Zone to accelerate patient and physician access to urgently needed medicines that are approved in certain jurisdictions, but not yet approved in Mainland China. Subject to physician determination, we intend to continue to support patients who are currently being treated with infigratinib under the special pilot program implemented in the Bo’ao Lecheng pilot zone in Hainan Province.
We plan to initiate a Phase 2 trial of infigratinib in locally advanced or metastatic gastric cancer with FGFR2 gene amplification in the first half of 2024 to support regulatory approval in China.
BBP-398, a SHP2 inhibitor for the potential treatment of MAPK-driven solid tumors
BBP-398 is an orally available allosteric inhibitor of SHP2, a tyrosine phosphatase that plays a key role in the RTK-mediated MAPK signal transduction pathway. We have partnered with BridgeBio and its affiliate Navire Pharma, Inc. (“Navire”) to develop and commercialize BBP-398 in Greater China, Thailand, Singapore and South Korea. We plan to develop BBP-398 in combination with an epidermal growth factor receptor (“EGFR”)-inhibitor and in combination with PD-1 inhibitors for the treatment of drug-resistant and other hard-to-treat MAPK-driven solid tumors, including non-small-cell lung carcinoma (“NSCLC”). We initiated a Phase 1 monotherapy dose escalation trial of BBP-398 in Chinese patients with advanced solid tumors in November 2022. We received clearance from the NMPA to enroll patients in China in a local Phase 1a/1b clinical trial of BBP-398 in combination with osimertinib, and we plan to initiate this study in the second half of 2023.
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
One method by which tumors develop resistance to therapeutic inhibitors of kinases such as EGFR is by shifting growth factor signaling to an alternate receptor. However, signaling from many of these pathways converges on SHP2, making it a highly attractive target for oncology drug development. Inhibition of SHP2 may be an effective way to restore sensitivity to kinase inhibitors by blocking signaling through common resistance pathways as confirmed by cellular and animal model experiments. We believe an inhibitor of SHP2 has the potential to be used as a targeted cancer therapy both as a monotherapy as well as in combination with multiple therapies targeted against the RAS pathway or receptor tyrosine kinases, as well as in combination with immunotherapies including PD-1 inhibitors. We believe that BBP-398’s favorable tolerability profile with no major overlapping AEs with key targeted therapies positions this agent as an attractive combination partner.
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

Our partner Navire is currently dosing patients in a Phase 1/1b clinical trial of BBP-398 in approximately 60 patients with advanced solid tumors. Navire announced in October 2022 that the company had begun dosing patients in a Phase 1/2 clinical trial of BBP-398 in combination with sotorasib in advanced solid tumors with the KRAS G12C mutation. BridgeBio has also indicated its plans to study BBP-398 in combination with nivolumab in advanced solid tumors with KRAS mutations.
In May 2022, BridgeBio entered into an exclusive license agreement with BMS to develop and commercialize BBP-398 outside of LianBio’s licensed territories. Under the terms of the agreement, BridgeBio will lead its ongoing Phase 1 trials, and BMS will lead and fund all other development and commercial activities outside of LianBio’s licensed territories.
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

In November 2022, we announced that we began dosing Chinese patients in a two-part Phase 1 dose escalation and dose expansion clinical trial of BBP-398 in advanced solid tumors. Part 1 is a dose escalation to establish the recommended Phase 2 dose of BBP-398 and assess the pharmacokinetic profile of BBP-398 in Chinese patients. Part 2 is a dose expansion to examine preliminary antitumor activity in patients with advanced or metastatic EGFR-mutant NSCLC.
We also received clearance from the NMPA to enroll patients in China in a local Phase 1a/1b clinical trial of BBP-398 in combination with osimertinib. We expect to initiate this trial in the second half of 2023.
LYR-210 for the potential treatment of chronic rhinosinusitis
We have partnered with Lyra Therapeutics, Inc. (“Lyra”) to develop and commercialize LYR-210 in Greater China, South Korea, Singapore and Thailand. LYR-210 is an anti-inflammatory implantable drug matrix that is designed to consistently and locally elute mometasone furoate (“MF”) to inflamed mucosal sinus tissue for up to six months with a single administration. Chronic rhinosinusitis (“CRS”) is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities. CRS constitutes a substantial disease burden in Asia, with 88 million cases in Chinese adults ages 18-74 alone, an estimated 3.4 million of whom have failed currently available medical management. In December 2020, Lyra announced positive topline results from its Phase 2 LANTERN clinical trial demonstrating statistically significant improvement in symptom scores. Lyra has announced the initiation of its Phase 3 ENLIGHTEN I clinical trial of LYR-210 in adult, surgically naïve CRS patients and plans to initiate ENLIGHTEN II, the second Phase 3 clinical trial, in the third quarter of 2023. We plan to conduct a Phase 3 China standalone trial to support regulatory approval in China, leveraging the results of Lyra’s Phase 3 program.
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

LYR-210 development path
Lyra plans to conduct two Phase 3 trials of LYR-210, ENLIGHTEN I and ENLIGHTEN II, to support regulatory approval in its territories. Lyra expects to complete enrollment in ENLIGHTEN I in mid-2023. Lyra expects to resume enrollment in ENLIGHTEN II in the third quarter of 2023 following a temporary pause in enrollment to align with internal manufacturing timelines for clinical trial supply.
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
LYR-210 was observed to be well-tolerated at all doses in the study, and no treatment related SAEs were reported. AEs were generally mild to moderate in nature and in line with the known safety profile of MF. While there was one subject in the 2500 µg group that experienced an SAE of increased viscosity of upper respiratory secretion, treatment-related AEs in the control and 7500 µg groups occurred at comparable rates. LYR-210 had high levels of intranasal retention out to 24 weeks. There were no AEs associated with the matrices that were dislodged.
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
Our strategy to seek regulatory approval in China
We plan to conduct a Phase 3 China standalone trial to support regulatory approval in China, leveraging the results of Lyra’s Phase 3 program.
Inflammatory disease
NX-13 and omilancor for the potential treatment of inflammatory bowel disease
In 2021, we partnered with Landos BioPharma, Inc. (“Landos”) to develop and commercialize NX-13 and omilancor in Greater China, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam in inflammatory bowel disease (“IBD”).

NX-13 is an oral, gut-restricted small molecule targeting the novel NLRX1 pathway. NX-13 works to decrease inflammasome activity and reduce reactive oxygen species, resulting in reduced differentiation of effector CD4 T-cells as well as promoting maintenance of intestinal barrier integrity. NX-13 has the potential to target moderate to severe ulcerative colitis (“UC”) and Crohn’s Disease (“CD”). Landos announced topline results from a Phase 1b trial of NX-13 in UC patients in August 2022. The data showed favorable safety and tolerability profiles across a range of doses, as well as signals of clinical improvement in as few as two weeks in patient symptoms and four weeks by endoscopy in exploratory endpoints.
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
While many therapies exist for UC and CD, unsatisfactory efficacy, side effects and inconvenient administration leave significant unmet need. There is a therapeutic gap for patients with mild to moderate disease. For these patients, steroids are not recommended for maintenance therapy due to the significant side effects, and ASA may be sub-optimal, but progressing to thiopurines may not offer an attractive benefit / risk profile. Certain biologics are associated with potentially SAEs, including leukopenia, immunosuppression, cancer, infection and death. We believe the gut-restrictive nature of omilancor and its potential to have a more benign safety profile than systemic biologics may result in a differentiated safety profile and could make it an important therapeutic option.

NX-13 development path
Landos announced the completion of a Phase 1b trial of NX-13 in UC patients in August 2022. The data showed favorable safety and tolerability profiles across a range of doses, as well as signals of clinical improvement as few as two weeks in patient symptoms and four weeks by endoscopy in exploratory endpoints.
Landos plans to conduct a Phase 2 proof-of-concept clinical trial of NX-13 in UC, which will be dose-ranging, blinded, placebo-controlled, and statistically powered. Landos expects to achieve first site activation and initiate patient enrollment in the second quarter of 2023, and expects to report topline results from the trial by the fourth quarter of 2024.
Our strategy to seek regulatory approval in China
Should NX-13 advance into Phase 3 studies, we plan to join Landos’s potential future global pivotal trials of NX-13 by enrolling patients in LianBio territories.
Omilancor for the potential treatment of IBD
Omilancor is an orally administered, gut-restricted small molecule activator of the lanthionine synthetase C-like protein 2 (“LANCL2”) pathway, which is upstream of multiple key regulators of inflammation that can intercept autoimmune disease at multiple levels. Activation of LANCL2 enhances CD25/STAT5 signaling and increases oxidative metabolism to support the anti-inflammatory functionality of regulatory T-cells while decreasing TNF-α and IFN-γ production.
Landos completed a global Phase 2 trial in mild-to-moderate UC, which confirmed the safety and tolerability characteristics observed in an earlier Phase 1a trial. While this study showed a clinical remission rate of over 30%, it did not reach statistical significance due to a higher-than-expected placebo remission rate of over 20%.
Landos announced in January 2023 that following an in-depth review of their pipeline and overall development plans, omilancor was poised for partnering and continued clinical development in the future and that Landos would continue to explore collaborations and other arrangements that would provide additional resources and/or capabilities to advance omilancor. In February 2023, Landos announced the transfer of omilancor to Dr. Josep Bassaganya-Riera, Ph.D., the founder of Landos who previously served as its Chairman, President and CEO, and certain affiliated individuals and entities. Dr. Bassaganya-Riera subsequently launched NImmune Biopharma, Inc. (“NImmune”) to continue the development of its LANCL portfolio including omilancor.
In February 2023, we entered into an amendment to the Landos Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor, and we have entered into a direct license agreement with NImmune setting forth the terms of our continued development and commercialization of omilancor in LianBio territories.
Our strategy to seek regulatory approval in China
Should omilancor advance into Phase 3 studies, we have the option to join potential future global pivotal trials of omilancor.
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
License and collaboration agreements
License Agreement with MyoKardia
In August 2020, we, together with our wholly owned subsidiary LianBio Licensing, LLC, entered into an exclusive license agreement with MyoKardia (as subsequently amended, the “MyoKardia Agreement”), under which we obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. The MyoKardia Agreement was subsequently assigned to Lian Cardiovascular and then to Lian Cardiovascular Limited. Under the MyoKardia Agreement, we agreed not to develop and commercialize certain competing products for a certain specified period.
We are obligated to use commercially reasonable efforts to develop and commercialize mavacamten in our licensed field and licensed territory under a development plan and a commercial plan.
Under the terms of the MyoKardia Agreement, we paid to MyoKardia an upfront payment of $40.0 million and paid an additional $35.0 million upon a specified financing event, which occurred on October 29, 2020. In conjunction with entering into the MyoKardia Agreement, we also granted a warrant (the “MyoKardia Warrant”) to MyoKardia as partial consideration for the grant of certain licenses and rights to us pursuant to the MyoKardia Agreement. The MyoKardia Warrant is exercisable for 170,000 ordinary shares of Lian Cardiovascular, our wholly owned subsidiary, at any time and from time to time at the option of the holder. In accordance with the terms of that certain Amended and Restated Option Agreement dated as of August 10, 2020, by and among the Company, QED, MyoKardia and certain other parties thereto (the “Option Agreement”), MyoKardia had an option to (i) convert the 170,000 ordinary shares of Lian Cardiovascular into 2,924,011 of the Company’s ordinary shares or (ii) convert the MyoKardia Warrant into a warrant to purchase 103,805 of the Company’s ordinary shares, with an exercise price of $47.03 per share, in connection with the completion of our initial public offering. MyoKardia elected not to exercise this option and continues to hold the MyoKardia Warrant to purchase ordinary shares in Lian Cardiovascular. The Option Agreement, and MyoKardia’s option to convert the MyoKardia Warrant, irrevocably terminated upon the completion of our initial public offering.

In addition, under the terms of the MyoKardia Agreement, if we achieve specified development and commercialization milestones, we will be required to pay to MyoKardia development milestone payments of up to $60.0 million and sales milestone payments based on cumulative sales of mavacamten of up to $87.5 million. In addition, if we successfully develop and commercialize mavacamten, we will pay MyoKardia tiered royalties on the sales of mavacamten at percentage rates ranging from the low- to upper-teens until the latest of the last-to-expire licensed patent covering mavacamten, the expiration of regulatory exclusivity for mavacamten, or the tenth anniversary of the first commercial sale of mavacamten, in each case on a product-by-product and region-by-region basis. As of the date of this Annual Report on Form 10-K, the last-to-expire patent under the agreement in Taiwan will have a twenty-year statutory expiration date in 2040 if allowed, and in each of the other licensed territories the last-to-expire patent is a Patent Cooperation Treaty (“PCT”) application and will have a twenty-year statutory expiration date in 2040, provided that such PCT application would be allowed in each of such licensed territories. The expected termination of the royalty obligations will depend on factors such as the filing of additional patents covering the licensed product during the term of the applicable agreement, the availability and application of patent term extensions and/or expiration of regulatory exclusivity for the licensed product in the licensed territory. We also have entered into a clinical supply agreement and agreed to enter into a commercial supply agreement, pursuant to which we will purchase mavacamten exclusively from MyoKardia for the clinical supply and commercial supply, respectively. However, we also have the right to have a third party manufacture mavacamten in the licensed territory in certain circumstances, including if MyoKardia fails to supply certain amounts of mavacamten.
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
License Agreement with QED Therapeutics, Inc.
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

Under the terms of the QED Agreement, we made an upfront payment of $10.0 million. We also granted three warrants (collectively, the “QED Warrants”), valued at $1.0 million, to QED, exercisable for an aggregate of 100,000 ordinary shares of Lian Oncology, our wholly owned subsidiary, at an exercise price of $0.0001 per share. The QED Warrants subsequently vested and each underlying warrant was exercisable at any time and from time to time at the option of the holder. Pursuant to the Option Agreement, QED had an option to convert the QED Warrants into a warrant to purchase a certain number of our ordinary shares. On October 5, 2021, QED exercised its option to convert the QED Warrants. Accordingly, on October 18, 2021, we issued to QED a warrant to purchase 347,569 of our ordinary shares at an exercise price of $0.000017100448 per share and, concurrently with such issuance, the QED Warrants were deemed to be performed and settled in full and were irrevocably terminated.
In addition, under the terms of the QED Agreement, we will be required to pay QED development milestone payments of up to $7.0 million if we achieve specified development milestones, and sales milestone payments of up to $87.5 million if we achieve specified commercialization milestones. Additionally, if we successfully develop and commercialize the licensed products, we will pay QED tiered royalties on net sales of licensed products at the greater of (a) percentage rates in the mid- to high-teens on the net sales of the licensed products, or (b) the applicable rate payable under QED’s agreement with its upstream licensor (capped in the mid-teens), until the latest of the last-to-expire licensed patent, the expiration of regulatory exclusivity for the licensed product, or the tenth anniversary of the first commercial sale of the licensed product, in each case on a product-by-product and region-by-region basis. As of the date of this Annual Report on Form 10-K, the last-to-expire patent under the agreement is a Chinese priority application and will have a twenty-year statutory expiration date no later than 2043 in each licensed territory, provided such Chinese priority application will be converted to a non-provisional PCT application, enter each of the licensed territories and be allowed therein. The expected termination of the royalty obligations will depend on factors such as the filing of additional patents covering the licensed product during the term of the applicable agreement, the availability and application of patent term extensions and/or expiration of regulatory exclusivity for the licensed product in the licensed territory. We also entered into a clinical supply agreement and will enter into a commercial supply agreement pursuant to which we will purchase licensed products from QED or its assignee. We also have the right to manufacture licensed products in the licensed territory for development and commercialization of the licensed products in the licensed territory and licensed field.
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
In October 2020, we, together with our wholly owned subsidiary, LianBio Licensing, LLC, entered into a novation agreement with QED, pursuant to which the QED Agreement was novated and transferred from us to our wholly owned subsidiary LianBio Licensing, LLC. The QED Agreement was subsequently assigned to Lian Oncology and then to Lian Oncology Limited.
License Agreement with Navire
In August 2020, we, together with our wholly owned subsidiary, LianBio Licensing, LLC, entered into an exclusive license agreement with Navire (as subsequently amended, the “Navire Agreement”), under which we obtained an exclusive, sublicensable license under certain patents and know-how of Navire to develop, manufacture, use, sell, import and commercialize Navire’s proprietary SHP2 inhibitor, BBP-398 (formerly known as IACS-15509) in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand, Singapore, and South Korea, in the licensed field of diagnostic, prophylactic, palliative, and therapeutic uses or indications in humans. We also have certain option rights to take licenses to certain compounds or products that Navire or its affiliates may acquire during the term of the Navire Agreement to develop combination products or therapies in combination with the licensed compound. The Navire Agreement was subsequently assigned to Lian Oncology and then to Lian Oncology Limited.
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
In December 2022, we entered into a commercial agreement with Pfizer (the “Pfizer Commercial Agreement”) with respect to sisunatovir as the first Opted-in Product under the Strategic Collaboration Agreement. Pursuant to the Pfizer Commercial Agreement, we assigned and transferred our development and commercialization rights to sisunatovir in Mainland China, Hong Kong, Macau and Singapore to Pfizer. We received a $20.0 million upfront payment, which was released as part of previously restricted cash paid by Pfizer to us in 2020 pursuant to the Strategic Collaboration Agreement. In addition, we are eligible to receive up to $135.0 million in potential development and sales milestones contingent on sisunatovir achieving a specified regulatory milestone event prior to the end of October 2035 and specified net sales milestone events. We are further entitled to receive tiered payments in the low single digits on a percentage of net sales of sisunatovir in the territory. Pfizer will lead all development and commercial activities and assume all costs in the territory, and will waive LianBio’s milestone payment and royalty payment obligations previously due to ReViral pursuant to the Co-Development and License Agreement dated March 1, 2021 by and between LianBio and ReViral, which was superseded in its entirety by the Pfizer Commercial Agreement.
License Agreement with Nanobiotix
In May 2021, we entered into a license, development and commercialization agreement with Nanobiotix (the “Nanobiotix Agreement”), under which we obtained an exclusive license under certain patents and know-how of Nanobiotix with certain rights to sublicense, to develop and commercialize Nanobiotix’s proprietary product NBTXR3 in the territory of Mainland China, Macau, Hong Kong, Thailand, Taiwan, South Korea and Singapore, in the licensed field of use of a product activated by RT in oncology. Under the Nanobiotix Agreement, both parties agreed not to develop, manufacture or commercialize competing products in the licensed territory, subject to customary exceptions.
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
We agreed to purchase all licensed products for development and commercialization purposes from Nanobiotix. The parties agreed to execute, within a certain period following the execution of the Nanobiotix Agreement, a separate supply agreement for supply of licensed products in the licensed territory and we have subsequently entered into the clinical supply agreement with Nanobiotix. Under certain specified circumstances, we may request the appointment of a third-party contractor to be mutually agreeable to both LianBio and Nanobiotix for manufacturing licensed products for use in development and commercialization purposes in the territory.

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
The Nanobiotix Agreement will remain in effect until the expiration of all royalty payment obligations, and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. If we have a right to terminate for Nanobiotix’s material breach, we may elect, instead, to have the agreement continue with a specified reduction to all milestone and royalty payments owed by us. We may also terminate the Nanobiotix Agreement upon a specified notice period if Nanobiotix undergoes a change of control and, under that circumstance, we agree to complete our development activities in support of any ongoing global trial in accordance with the then-current global development plan. Nanobiotix may also terminate the agreement if we challenge any of the licensed patents or if we are acquired by a third party with a competing product and fail to meet certain commercialization benchmarks thereafter. Upon termination of the Nanobiotix Agreement with respect to one or more countries in the territory, we agree to grant to Nanobiotix a fully-paid, royalty-free, non-exclusive license, with the right to grant sublicenses through multiple tiers, under any and all party-inventions and patents claiming such party-inventions controlled by us or our affiliates that are necessary or reasonably useful for Nanobiotix to develop, manufacture, and commercialize the licensed product in the terminated territory.
License Agreement with Tarsus
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

Under the terms of the Tarsus Agreement, we paid to Tarsus an upfront payment of $15.0 million and a second payment of $10.0 million, as well as an additional $30.0 million upon the occurrence of specified milestone events which occurred during 2021. We also issued three warrants (collectively, the “Tarsus Warrants”) to Tarsus exercisable for 125,000 ordinary shares in Lian Ophthalmology, our wholly owned subsidiary, representing 12.5% of the fully diluted equity of Lian Ophthalmology at fair market value as of the date of the transaction. The first of the Tarsus Warrants (the “first tranche”) became exercisable for 41,666 ordinary shares of Lian Ophthalmology at an exercise price of $109 per share in June 2021 as a result of the achievement of a specified milestone event. Tarsus also had an option to convert the ordinary shares of Lian Ophthalmology underlying the first tranche into 78,373 of our ordinary shares. The second and third of the Tarsus Warrants (the “second tranche” and the “third tranche,” respectively) were to become exercisable upon the achievement of certain milestone events for 41,667 ordinary shares of Lian Ophthalmology, at an exercise price of $109 per share. Tarsus also had an option, subject to the achievement of the same milestone events, to convert each of the second tranche and the third tranche into warrants exercisable for 78,373 of our ordinary shares, at an exercise price of $0.000017100448, in each case in accordance with the terms and conditions of the Option Agreement dated as of October 18, 2021 by and among the Company, Lian Ophthalmology and Tarsus (the “Tarsus Option Agreement”). On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and we subsequently issued to Tarsus 78,373 of our ordinary shares and two warrants to purchase an aggregate of 156,746 of our ordinary shares at an exercise price of $0.000017100448 per share. Concurrently therewith, the Tarsus Warrants were irrevocably terminated. The two outstanding warrants expire on October 17, 2031.
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
The term of the Tarsus Agreement will depend on the patent coverage we and our partners may obtain, as well as any available regulatory exclusivity, in each region within the licensed territory. The Tarsus Agreement will remain in effect until the expiration of all royalty payment obligations, and may be earlier terminated by either party for the other party’s uncured material breach or bankruptcy. Tarsus may also terminate the agreement if we challenge any of the licensed patents. We have the right to terminate the Tarsus Agreement for convenience upon advance notice to Tarsus.
Upon termination of the Tarsus Agreement, we must assign and transfer to Tarsus certain product materials related to the licensed products that were created or generated under the agreement.
License Agreement with Landos
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

In February 2023, we entered into an amendment to the Landos Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor to NImmune. As a result, the Landos Agreement will relate only to NX-13, and we have entered into a direct license agreement with NImmune setting forth the terms of our continued development and commercialization of omilancor in the above-mentioned licensed regions, as further detailed below.
We granted to Landos a non-exclusive license under any inventions and discoveries that we invent relating to the licensed product, for use in the development, manufacture, commercialization, and exploitation of the compound and licensed product anywhere in the world outside of the territory.
We are obligated to use commercially reasonable efforts to develop, seek regulatory approval for and, following receipt of marketing authorization, commercialize the licensed product in the field and in the licensed territory. Should we decide to participate in a global Phase 3 clinical trial for the licensed product, then we are obligated to use commercially reasonable efforts to enroll a certain percentage of study patients in the territory.
We agreed to purchase all licensed product for development and commercialization purposes from Landos. The parties agreed to execute, within a certain number of months following the execution of the Landos Agreement, a separate clinical supply agreement, and within a certain number of months prior to the first commercial sale, a separate commercial supply agreement, for supply of licensed product in the licensed territory. Under certain specified circumstances, we may assume responsibility for manufacturing the licensed product for use in development and commercialization purposes in the territory.
Under the terms of the Landos Agreement, we paid to Landos an upfront payment of $18.0 million. If we achieve specified development and sales milestones events, we may be required to make further milestone payments under the amended Landos Agreement of up to $40.0 million and $105.0 million, respectively, to Landos. In addition, if we successfully develop and commercialize the licensed product, we will pay Landos tiered royalties at percentage rates ranging from the low- to the mid-teens on the net sales of the licensed product until the latest of the last-to-expire licensed patent covering the licensed product, the expiration of regulatory exclusivity for the licensed product, or the tenth anniversary of the first commercial sale of the licensed product, in each case on a region-by region basis. As of the date of this Annual Report on Form 10-K, the last-to-expire patent under the agreement is a PCT application and will have a twenty-year statutory expiration date in 2039 in each licensed region, provided such PCT application will be extended to each licensed region and be allowed therein. The expected termination of the royalty obligations will depend on factors such as the filing of additional patents covering the licensed product during the term of the applicable agreement, the availability and application of patent term extensions and/or expiration of regulatory exclusivity for the licensed product in the licensed territory. The term of the Landos Agreement will depend on the patent coverage we and our partners may obtain, as well as any available regulatory exclusivity, in each region within the licensed territory. The Landos Agreement will remain in effect until the expiration of all royalty payment obligations, and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. Landos may also terminate the agreement if we challenge any of the licensed patents. We have the right to terminate the agreement for convenience upon advance notice to Landos.
Upon termination of the Landos Agreement with respect to one or more regions, we agree to grant to Landos a worldwide, irrevocable, perpetual, transferable, exclusive license to certain product inventions and patent rights relating to the licensed product as it exists as of the time of termination, for use in the terminated territory. If the Landos Agreement is terminated after the first commercial sale of the licensed product, then we will assign and transfer, or exclusively license, to Landos any trademarks relating to the licensed product for use in the terminated territory. In addition, upon early termination of the agreement and at the request of Landos, we agreed to assign and transfer to Landos all regulatory filings and approvals and market authorizations for the licensed product for use in the terminated territory. If we terminate the agreement for Landos’s material breach, then Landos agrees to pay us for the licenses granted to Landos in the terminated territory, at an amount to be negotiated at the time of termination.
License Agreement with NImmune
In February 2023, we entered into a license and collaboration agreement with NImmune, under which we obtained an exclusive license with the right to sublicense to affiliates and specified third parties under certain patents and know-how of NImmune to develop, manufacture, commercialize and otherwise, make and have made, use, offer for sale, sell, have sold, and import NImmune’s proprietary compound, omilancor, in the licensed regions of Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. We also obtained an exclusive right of negotiation to obtain an exclusive license under applicable patents and know-how of NImmune to exploit additional products with the same mechanism of action as the licensed compound that may be developed by NImmune for use outside the licensed territory. Under the NImmune Agreement, both parties have agreed not to develop, manufacture, or commercialize competing products in the licensed territory, subject to customary exceptions.

We granted to NImmune a non-exclusive license under any inventions and discoveries that we invent relating to the licensed product, for use in the development, manufacture, commercialization, and exploitation of the compound and licensed product anywhere in the world outside of the territory.
We are obligated to use commercially reasonable efforts to develop, seek regulatory approval for and, following receipt of marketing authorization, commercialize the licensed product in the field and in the licensed territory. Should we decide to participate in a global Phase 3 clinical trial for a licensed product, then we are obligated to use commercially reasonable efforts to enroll a percentage of study patients to be agreed in the territory.
We agreed to purchase all licensed product for development and commercialization purposes from NImmune. The parties agreed to execute, within a certain number of months following the execution of the NImmune Agreement, a separate clinical supply agreement, and within a certain number of months prior to the first commercial sale, a separate commercial supply agreement, for supply of licensed product in the licensed territory. Under certain specified circumstances, we may assume responsibility for manufacturing licensed product for use in development and commercialization purposes in the territory.
Under the terms of the NImmune Agreement, if we achieve specified development and sales milestones events, we may be required to make milestone payments up to $45.0 million and $105.0 million, respectively, to NImmune. In addition, if we successfully develop and commercialize the licensed product, we will pay NImmune tiered royalties at percentage rates ranging from the low- to the mid-teens on the net sales of the licensed product until the latest of the last-to-expire licensed patent covering the licensed product, the expiration of regulatory exclusivity for the licensed product, or a the tenth anniversary of the first commercial sale of the licensed product, in each case on a licensed product-by licensed product and region-by region basis. As of the date of this Annual Report on Form 10-K, the last-to-expire patent under the agreement is a PCT application and will have a twenty-year statutory expiration date in 2041 in each licensed region, provided such PCT application will be extended to each licensed region and be allowed therein. The expected termination of the royalty obligations will depend on factors such as the filing of additional patents covering the licensed product during the term of the applicable agreement, the availability and application of patent term extensions and/or expiration of regulatory exclusivity for the licensed product in the licensed territory. The term of the NImmune Agreement will depend on the patent coverage we and our partners may obtain, as well as any available regulatory exclusivity, in each region within the licensed territory. The NImmune Agreement will remain in effect until the expiration of all royalty payment obligations, and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. NImmune may also terminate the agreement if we challenge any of the licensed patents. We have the right to terminate the agreement for convenience upon advance notice to NImmune.
Upon termination of the NImmune Agreement with respect to one or more regions, we agree to grant to NImmune a worldwide, irrevocable, perpetual, transferable, exclusive license to certain product inventions and patent rights relating to the licensed product as it exists as of the time of termination, for use in the terminated territory. If the NImmune Agreement is terminated after the first commercial sale of the licensed product, then we will assign and transfer, or exclusively license, to NImmune any trademarks relating to the licensed product for use in the terminated territory. In addition, upon early termination of the agreement and at the request of NImmune, we agreed to assign and transfer to NImmune all regulatory filings and approvals and market authorizations for the licensed product for use in the terminated territory. If we terminate the agreement for NImmune’s material breach, then NImmune agrees to pay us for the licenses granted to NImmune in the terminated territory, at an amount to be negotiated at the time of termination.
License Agreement with Lyra
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
Under the terms of the Lyra Agreement, we paid to Lyra an upfront payment of $12.0 million. In February 2022, the Company was notified that Lyra had achieved a certain development milestone, which, pursuant to the license agreement, triggered a $5.0 million payment due in April 2022. If we achieve specified development and sales milestones events, we may be required to make further milestone payments up to $35.0 million and $95.0 million, respectively, to Lyra. In addition, if we successfully develop and commercialize the licensed product, we will pay Lyra tiered royalties from the low- to high-teens on the net sales of the licensed product until the latest of the last-to-expire licensed patent covering the licensed product, the expiration of regulatory exclusivity for the licensed product, or the tenth anniversary of the first commercial sale of the licensed product, in each case on a region-by region basis. As of the date of this Annual Report on Form 10-K, the last-to-expire patent under the agreement will have a twenty-year statutory expiration date in 2038 in Mainland China, Hong Kong, South Korea, and Singapore, provided the latest application in each of these countries is allowed. The expected termination of the royalty obligations will depend on factors such as the filing of additional patents covering the licensed product during the term of the applicable agreement, the availability and application of patent term extensions and/or expiration of regulatory exclusivity for the licensed product in the licensed territory. The term of this license agreement will depend on the patent coverage we and our partners may obtain, as well as any available regulatory exclusivity, in each region within the licensed territory. The Lyra Agreement will remain in effect until the expiration of all royalty payment obligations, and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. Lyra may also terminate the agreement if we challenge any of the licensed patents or if we cease to conduct material development or commercialization activities for a certain period and such cessation is not due to any certain specified circumstances. We have the right to terminate the agreement for convenience upon advance notice to Lyra.
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
License Agreement with ReViral
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
In December 2022, we entered into the Pfizer Commercial Agreement with respect to sisunatovir. The ReViral Agreement was superseded in its entirety by the Pfizer Commercial Agreement between Pfizer, ReViral and us. Our responsibilities to carry out development and commercialization activities regarding sisunatovir in the licensed territories and make milestone and royalty payments to ReViral pursuant to the ReViral Agreement are all waived pursuant to the Pfizer Commercial Agreement.

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
As of December 31, 2022, our patent portfolio includes 34 patent families, including issued patents and pending patent applications that we exclusively in-license from external technology originators in a respective field in territories of Greater China. Our rights are generally limited to the licensed territories.
Mavacamten
As of December 31, 2022, our patent portfolio related to mavacamten includes three patent families licensed from MyoKardia. The first patent family is directed to certain small molecules that are allosteric inhibitors of cardiac myosin, including mavacamten. The family includes an issued patent in Mainland China, Singapore and Hong Kong, and pending patent applications in Mainland China, Singapore and Thailand. Protection based on this patent family was not pursued in Taiwan. There are additional issued patents and pending patent applications in this patent family outside the territory of our license. Any patents issuing from this family will have a twenty-year statutory expiration date in 2034, excluding any patent term extension or patent term adjustment, if applicable, that may be available. The second patent family is directed to mavacamten for use in the treatment of hypertrophic cardiomyopathy, as well as the dosage form. The family includes pending patent applications in Taiwan, Singapore and Mainland China, as well as other jurisdictions outside the territory of our license. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2038, excluding any patent term extension or patent term adjustment, if applicable, that may be available. The third patent family is directed to the administration of mavacamten and the polymorph. The family includes pending patent applications in Mainland China, Singapore, Hong Kong, Thailand and Taiwan. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2040, excluding any patent term extension or patent term adjustment, if applicable, that may be available. We will only have a license to patent applications in this family to the extent that patent applications are filed in countries within the territory of our license prior to applicable deadlines.

Infigratinib
As of December 31, 2022, our patent portfolio related to infigratinib included five patent families, three of which are owned by Novartis and sublicensed to us by QED and two of which are owned by QED and licensed to us. The first patent family is directed to the composition of matter for infigratinib. The family includes issued patents in Mainland China and Hong Kong, as well as other jurisdictions outside the territory of the QED Agreement. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2025, excluding any patent term adjustment and patent term extension, if applicable, that may be available. The second patent family is directed to a variety of salts and crystalline forms of infigratinib. The family includes an issued patent in Hong Kong and pending applications in Mainland China. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2030, excluding any patent term adjustment and patent term extension, if applicable, that may be available. The third patent family is directed to certain formulations of infigratinib. The family includes an issued patent in Hong Kong and a pending application in Mainland China. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2034, excluding any patent term adjustment and patent term extension, if applicable, that may be available. The fourth patent family licensed from QED is directed to treating urothelial carcinoma and CCA, respectively, with infigratinib. This patent family includes pending applications in Mainland China and Hong Kong. Any patents that may issue from this family of patent applications would have an expected statutory expiration in 2040, excluding any patent term adjustment and patent term extension, if applicable, that may be available. The fifth patent family licensed from QED is directed to treating gastric cancer with infigratinib. This patent family includes a priority application in Mainland China. Any patents that may issue from this family of patent application would have an expected statutory expiration no later than 2043, excluding any patent term adjustment and patent term extension, if applicable, that may be available, provided such Chinese priority application will be converted to a non-provisional PCT application, enter each of the licensed territories and be allowed therein.
BBP-398
As of December 31, 2022, we licensed from Navire three families of patent applications, one of which are owned by the University of Texas System and sublicensed to us by Navire and two of which are owned by Navire and licensed to us. One of these patent families is directed to certain small molecules as ptpn11 (SHP2) inhibitors for treating cancer, including BBP-398. The family includes pending applications in Mainland China, Hong Kong, Taiwan, Thailand, Singapore and South Korea. Any patent that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2039, excluding any patent term extension or patent term adjustment, if applicable, that may be available. The other two patent families are directed to other compounds as SHP2 inhibitors and any patents that may issue from these families of patent applications will have a twenty-year statutory expiration date between 2037-2039, excluding any patent term adjustment or patent term extension, if applicable, that may be available.
TP-03
As of December 31, 2022, we licensed from Tarsus four families of patent applications, two of which are owned by Elanco and sublicensed to us by Tarsus and two of which are owned by Tarsus and licensed to us. The first patent family is directed to the composition of matter for lotilaner (the active ingredient) and is owned by Elanco. The family includes issued patents in Mainland China and Taiwan. Any patent that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2029, excluding any patent term extension or patent term adjustment, if applicable, that may be available. The second patent family is directed to treating blepharitis with lotilaner as well as the eye drop formulation. The family includes pending applications in Mainland China and Hong Kong. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2038, excluding any patent term adjustment and patent term extension, if applicable, that may be available. The third patent family is also directed to the eye drop formulation of lotilaner and its use in treating blepharitis, with additional definition of excipient. The family includes pending applications in Mainland China and Hong Kong. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2040, excluding any patent term adjustment and patent term extension, if applicable, that may be available. We will only have a license to patent applications in this family to the extent that patent applications are filed in countries within the territory of our license prior to applicable deadlines. The fourth patent family is owned by Elanco and is directed to the manufacturing process of lotilaner. The family includes a pending PCT application. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2040, excluding any patent term adjustment and patent term extension, if applicable, that may be available. We will only have a license to patent applications in this family to the extent that patent applications are filed in countries within the territory of our license prior to applicable deadlines.

NBTXR3
As of December 31, 2022, we licensed from Nanobiotix nine families of patent applications. The first patent family is directed to the use of NBTXR3 in RT for treating cancer. The family includes issued patents in Mainland China, Macau, Singapore, Hong Kong and South Korea, and one pending application in Hong Kong. Any patent that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2029, excluding any patent term extension or patent term adjustment, if applicable, that may be available. The second patent family is directed to the composition of matter for NBTXR3. The family includes issued patents in Mainland China, Hong Kong, Singapore and South Korea, and pending applications in Singapore and Thailand. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2034, excluding any patent term adjustment and patent term extension, if applicable, that may be available. The third patent family is directed to the use of NBTXR3 in immuno-oncology. The family includes pending applications in Mainland China, Hong Kong, South Korea and Taiwan. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2036, excluding any patent term adjustment and patent term extension, if applicable, that may be available. The fourth patent family is directed to the combo use of NBTXR3 with anti-checkpoint inhibitors. The family includes a PCT application. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2041, excluding any patent term adjustment and patent term extension, if applicable, that may be available. We will only have a license to patent applications in this family to the extent that patent applications are filed in countries within the territory of our license prior to applicable deadlines. The fifth patent family is directed to therapeutic combinations of nanoparticles. The family includes pending applications in Mainland China, South Korea, Singapore and Thailand. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2041, excluding any patent term adjustment and patent term extension, if applicable, that may be available. We will only have a license to patent applications in this family to the extent that patent applications are filed in countries within the territory of our license prior to applicable deadlines. The sixth patent family is directed to another type of chemically different nanoparticles as radioenhancers in oncology. The family includes a PCT application. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2041, excluding any patent term adjustment and patent term extension, if applicable, that may be available. We will only have a license to patent applications in this family to the extent that patent applications are filed in countries within the territory of our license prior to applicable deadlines. The other three patent families are directed to second generation products of NBTXR3 and any patents that may issue from these families of patent applications will have a twenty-year statutory expiration date between 2032-2034, excluding any patent term adjustment or patent term extension, if applicable, that may be available.
Sisunatovir
As of December 31, 2022, we assigned and transferred our development and commercialization rights to sisunatovir (including three families of patent applications) to Pfizer, which were previously licensed from ReViral.
Omilancor
As of December 31, 2022, we licensed from Landos three families of patent applications directed to omilancor. The first patent family is directed to a composition of matter for omilancor. The family includes issued patents in Mainland China, Hong Kong and South Korea. The patents in this family will have a twenty-year statutory expiration date in 2035, excluding any patent term extension or patent term adjustment, if applicable, that may be available. The second patent family is directed to crystalline forms of omilancor. A PCT application has been filed for this family and will extend to Mainland China, Hong Kong and South Korea. Any patents that may issue from these families of patent applications will have a twenty-year statutory expiration date in 2041, excluding any patent term adjustment or patent term extension, if applicable, that may be available. The third patent family is directed to the administration of omilancor. A PCT application has been filed for this family and will extend to Mainland China, Hong Kong and South Korea. Any patents that may issue from these families of patent applications will have a twenty-year statutory expiration date in 2041, excluding any patent term adjustment or patent term extension, if applicable, that may be available. We will only have a license to patent applications in the second and third families to the extent that patent applications are filed in countries within the territory of our license prior to applicable deadlines. In February 2023, we entered into an amendment to the Landos Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor to NImmune, and we have entered into a direct license agreement with NImmune setting forth the terms of our continued development and commercialization of omilancor in LianBio territories.

NX-13
As of December 31, 2022, we licensed from Landos one family of patent applications directed to a composition of matter for NX-13. The family includes issued patents in Mainland China and South Korea, and one pending application in Hong Kong. Any patent that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2039, excluding any patent term extension or patent term adjustment, if applicable, that may be available.
LYR-210
As of December 31, 2022, we licensed from Lyra three families of patent applications. The first patent family is directed to the implant part for LYR-210. The family includes an issued patent in Mainland China, and pending applications in Mainland China and Hong Kong. Any patent that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2036, excluding any patent term extension or patent term adjustment, if applicable, that may be available. The second patent family is a follow-up filing to pursue the implant for LYR-210. The family includes pending applications in Mainland China, South Korea, Singapore and Hong Kong. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2038, excluding any patent term adjustment or patent term extension, if applicable, that may be available. The third patent family is directed to an alternative design of the applicator part for LYR-210. The family includes an issued patent in Mainland China and a pending application in Hong Kong. Any patents that may issue from this family of patent applications will have a twenty-year statutory expiration date in 2036, excluding any patent term adjustment and patent term extension, if applicable, that may be available.
Generally, patents that may issue from regularly filed applications in the many jurisdictions, including the United States and China, are granted a term of 20 years from the earliest effective non-provisional filing date. In certain jurisdictions, individual patent terms may be extended for varying periods depending on the filing date of the patent application or the issuance date of the patent and the legal term of patents in the countries in which they are obtained. For example, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office review period in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. In China, according to the new Patent Law that came into force on June 1, 2021 (the “PRC Patent Law”), the term of the patent for new drugs that have been approved for marketing in China can be compensated at the request of the patentee. The compensation shall not exceed five years, and the total effective term of the patent after the new drug is approved for marketing shall not exceed 14 years. Detailed stipulations such as manner for calculating and conditions for requesting compensation are still under discussion. For more information regarding the risks related to our intellectual property, please see “Part I—Item 1A—Risk Factors—Risks Related to our Intellectual Property.”
Regulation
Government regulation of pharmaceutical product development and approval
Chinese regulation of pharmaceutical product development and approval
Since China’s entry into the World Trade Organization in 2001, the Chinese government has made significant efforts to standardize regulations, develop its pharmaceutical regulatory system and strengthen intellectual property protection.
In October 2017, the drug regulatory system entered a new and significant period of reform. The General Office of the State Council and the General Office of the Communist Party of China Central Committee jointly issued the Opinion on Deepening the Reform of the Regulatory Approval System to Encourage Innovation in Drugs and Medical Devices (the “Innovation Opinion”), which is a mandatory plan to further reform the review and approval system and to encourage the innovation of drugs and medical devices. Under the Innovation Opinion and other recent reforms, the expedited programs and other advantages encourage drug manufacturers to seek marketing approval in China first and to develop drugs in high priority disease areas, such as oncology or rare disease.
To implement the regulatory reform introduced by the Innovation Opinion, the Standing Committee of the National People’s Congress of the People’s Republic of China (the “SCNPC”) and the NMPA have revised the fundamental laws, regulations and rules governing pharmaceutical products and the pharmaceutical industry, including the amendment of the framework law known as the Drug Administration Law of the People’s Republic of China (the “Drug Administration Law”), which became effective on December 1, 2019. The State Administration for Market Regulation (the “SAMR”) has promulgated two key implementing regulations for the Drug Administration Law: (i) the amended Administrative Measures for Drug Registration and (ii) the amended Measures on the Supervision and Administration of the Manufacture of Drugs. Both regulations took effect on July 1, 2020.

Regulatory authorities
In China, the NMPA is the authority under the SAMR that monitors and supervises the administration of pharmaceutical products, medical appliances and equipment, and cosmetics. The NMPA was established in March 2018 as part of the institutional reform of the State Council. Predecessors of the NMPA include the former China Food and Drug Administration (the “CFDA”) established in March 2013, the State Food and Drug Administration (the “SFDA”) established in March 2003, and the State Drug Administration established in August 1998. The primary responsibilities of the NMPA include:
•monitoring and supervising the administration of pharmaceutical products, medical devices and equipment as well as cosmetics in China;
•formulating administrative rules and policies concerning the supervision and administration of the pharmaceutical, medical device, and cosmetics industry;
•evaluating, registering and approving chemical drugs, biological products and traditional Chinese medicine (the “TCM”);
•approving and issuing permits for the manufacture and export/import of pharmaceutical products; and examining and evaluating the safety of pharmaceutical products, medical devices, and cosmetics and handling significant accidents involving these products.
According to the Decision of the CFDA on Adjusting the Approval Procedures under the Administrative Approval Items for Certain Drugs published in March 2017, which became effective in May 2017, approvals of clinical trial applications should be issued by the CDE in the name of the CFDA.
China’s National Health and Family Planning Commission (the “NHFPC”) was rebranded as the National Health Commission (the “NHC”) in March 2018. The NHC is an authority at the ministerial level under the State Council and is primarily responsible for national public health. The NHC combines the responsibilities of the former NHFPC, the Leading Group Overseeing Medical and Healthcare Reform under the State Council, the China National Working Commission on Aging, partial responsibilities of the Ministry of Industry and Information Technology in relation to tobacco control, and partial responsibilities from the former State Administration of Work Safety in relation to occupational safety. The predecessor of NHFPC is the Ministry of Health (the “MOH”). Following the establishment of the former SFDA in 2003, the MOH was put in charge of the overall administration of the national health in China, excluding the pharmaceutical industry. The NHC performs a variety of tasks in relation to the health industry such as establishing and overseeing the operation of medical institutions, some of which also serve as clinical trial sites, regulating the licensure of hospitals, and producing professional codes of ethics for public medical personnel. The NHC plays a significant role in drug reimbursement.
Drug Administration Law
The Drug Administration Law as promulgated by the SCNPC in 1984, and the Implementing Measures of the Drug Administration Law as promulgated by the State Council in August 2002, established the legal framework for the administration of pharmaceutical products, including the development and manufacturing of new drugs and the medicinal preparations by medical institutions. The Drug Administration Law also regulates the distribution, packaging, labels and advertisements of pharmaceutical products in China.
Certain amendments to the Drug Administration Law took effect on December 1, 2001 and subsequent amendments were made on December 28, 2013, April 24, 2015 and August 26, 2019. These amendments were formulated to strengthen the supervision and administration of pharmaceutical products and to ensure the quality and safety of pharmaceutical products. The current Drug Administration Law applies to entities and individuals engaged in the development, production, distribution, application, supervision and administration of pharmaceutical products. The Drug Administration Law regulates and prescribes a framework for the administration of the law to pharmaceutical manufacturers, pharmaceutical distribution companies, and medicinal preparations of medical institutions and the development, research, manufacturing, distribution, packaging, pricing and advertisements of pharmaceutical products.
According to the Drug Administration Law, no pharmaceutical products may be produced in China without a Pharmaceutical Manufacturing Permit. A local manufacturer of pharmaceutical products must obtain a Pharmaceutical Manufacturing Permit from one of the provincial administrations of medical products in order to commence production of pharmaceuticals. Prior to granting such license, the relevant government authority will inspect the manufacturer’s production facilities and decide whether the sanitary conditions, quality assurance system, management structure and equipment within the facilities have met the required standards.

In August 2019, the SCNPC promulgated the latest Drug Administration Law (the “2019 Amendment”), which became effective in December 2019. The 2019 Amendment brought a series of changes to the drug supervision and administration system, including (i) the formalization of the drug marketing authorization holder system (the “MAH system”); (ii) expedited approval pathway; and (iii) the cancellation of relevant certification in relation to Good Manufacturing Practice and Good Supply Practice. The 2019 Amendment requires the marketing authorization holder to assume responsibilities for the entire product life cycle, including non-clinical studies, clinical trials, manufacturing, marketing, post-marketing studies, monitoring, reporting and handling of adverse reactions of the drug. The 2019 Amendment also stipulates that the state supports the innovation of drugs with clinical value, encourages the development of drugs with new therapeutic mechanisms and multi-targeted, systematic adjustment and intervention of physiological function, and promotes the technological advancement of drugs.
The Implementing Measures of the Drug Administration Law promulgated by the State Council on August 4, 2002 were amended on February 6, 2016 and March 2, 2019 and serve to provide detailed implementation regulations for the Drug Administration Law. On May 9, 2022, the NMPA published a comprehensive draft of an Amendment to the Implementing Measures of the Drug Administration Law for public comments. The draft amendment introduced changes to the regulatory framework and aimed to codify certain regulatory initiatives implemented by the Chinese government since the promulgation of the current Drug Administration Law in 2019. However, the draft amendment has not been finalized.
Administrative measures for drug registration
In July 2007, the former SFDA released the Administrative Measures for Drug Registration which took effect on October 1, 2007 (the “2007 Drug Registration Regulation”). The 2007 Drug Registration Regulation covers (i) definitions of drug marketing authorization applications and regulatory responsibilities of the former SFDA; (ii) general requirements for drug marketing authorization; (iii) drug clinical trials; (iv) application, examination and approval of drugs (such as new drugs, generic drugs, imported drugs and OTC drugs); (v) supplemental applications and marketing authorization renewals of drugs; (vi) re-registration of drugs; (vii) inspections; (viii) marketing authorization standards and specifications; (ix) time limits; (x) re-examination; and (xi) liabilities and other supplementary provisions.
In January 2020, the SAMR released the amended Administrative Measures for Drug Registration, which took effect in July 2020 (the “2020 Drug Registration Regulation”). Compared to the 2007 Drug Registration Regulation, the 2020 Drug Registration Regulation provides detailed procedural and substantive requirements for the key regulatory concepts established by the 2019 Amendment and confirms a number of reform actions that have been taken in the past years, including but not limited to: (i) fully implementing the MAH system and implied approval for the commencement of clinical trials; (ii) implementing associated review of drugs, excipients and packaging materials; and (iii) introducing four expedited approval pathways, namely the breakthrough designation, conditional approvals, prioritized reviews and special reviews and approvals.
Collecting and using patients’ human genetic resources (“HGRs”) and derived data
In June 1998, the Ministry of Science and Technology (the “MOST”) and the former MOH jointly established the Interim Measures for the Administration of Human Genetic Resources in China. In July 2015, the MOST issued the Service Guide for the Examination and Approval of Sampling, Collecting, Trading, Exporting Human Genetic Resources, which provides that foreign entities that collect and use patients’ HGRs in clinical trials shall be required to file for an advance approval with the Human Genetic Resources Administration of China (the “HGRAC”) through its online system.
In October 2017, the MOST issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval process for collecting and using HGRs for the purpose of seeking marketing authorization of drugs in China.
In May 2019, the State Council of the People’s Republic of China issued the Regulation on the Administration of Human Genetic Resources (the “HGR Regulation”), which applies to activities that involve collection; biobanking; use of China-sourced HGRs, which includes the genetic materials with respect to organs, tissues, cells and other materials that contain the human genome, genes and other genetic substances (the “China Biospecimens”) and derived data (together with the China Biospecimens, the “China-Sourced HGR”); and the provision of such items to foreign parties or entities established or actually controlled by them. Pursuant to this new rule, a new filing system (as opposed to the advance approval approach originally in place) is put in place for international clinical trials using Chinese patients’ biospecimens at clinical study sites without involving the export of such biospecimens outside of China. A notification filing that specifies the type, quantity and usage of the biospecimens, among others, with the HGRAC is required before conducting such clinical trials. The collection, use, and outbound transfer of Chinese patients’ biospecimens in international collaboration for basic scientific research involving export of such biospecimens are still subject to the advance approval of the HGRAC.

In October 2020, the SCNPC promulgated the Biosecurity Law, which became effective on April 15, 2021. The Biosecurity Law reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative fines significantly in cases in which foreign entities are alleged to have collected, preserved or exported Chinese HGRs.
In March 2022, the MOST issued Answers to Frequently Asked Questions Regarding Human Genetic Resources Administration (the “Q&A Series I”). The Q&A Series I provides short answers to 30 frequently asked questions relating to the collection, preservation, utilization, and external provision of China-Sourced HGR. For example, the Q&A Series I clarifies that a notification filing with the HGRAC is required for the purpose of transferring China-Sourced HGR to regulatory authorities in other jurisdictions.
In March 2022, the MOST issued the Draft Implementing Rules of the HGR Regulation (Draft for Comment) (the “Draft Implementing Rules”). The Draft Implementing Rules are intended to provide operational details and clarify questions that have emerged in the past few years. Under the Draft Implementing Rules, clinical studies conducted for the purpose of obtaining marketing authorization for drugs and medical devices in China, if not involving the export of human genetic materials, will be eligible for a notification filing (as opposed to the advance approval) if the human genetic materials are collected by sites, and processed by sites or an onshore third-party lab specified in the clinical trial protocol. The Draft Implementing Rules provide clearer guidance on how to allocate the intellectual property derived from Sino-foreign cooperative research utilizing China-Sourced HGR. The Draft Implementing Rules enumerate situations where a security review is required for external provision of or open access to of human genetic data, such as external provision of or open access to human genetic data about important genetic pedigrees, human genetic data from specific regions, and exome sequencing and genome sequencing information of over 500 individuals.
In April 2022, the MOST issued Answers to Frequently Asked Questions Regarding Human Genetic Resources Administration (Q&A Series II) (the “Q&A Series II”). The Q&A Series II provides formal written replies to 5 frequently asked questions relating to the collection, preservation, utilization, and external provision of China-Sourced HGR. The Q&A Series II specifies that collection and external provision of or open access to the data related to clinical practices, patient demographics, lab tests, medical images, etc. that do not carry genetic attributes will not be regulated as collection and external provision of or open access to human genetic data. The Q&A Series II stipulates that no advance approval for Sino-foreign cooperative research is required for research utilizing China-Sourced HGR, if the foreign entity who provides funding support will not substantially participate in the research and have no access to or ownership of the research data and research results.
Regulations on the clinical trials and marketing authorization of drugs
Four phases of clinical trials
According to the 2020 Drug Registration Regulation, a clinical development program consists of Phases I, II, III and IV clinical trials as well as bioequivalence trials. Based on the characteristics of study drugs and research objectives, the four phases of studies respectively focus on clinical pharmacology, exploratory, confirmatory and post-approval assessment of efficacy and safety.
Approval authority and process for clinical trial applications
According to the 2019 Amendment and the 2020 Drug Registration Regulation, clinical studies on investigational drugs must be approved by the CDE before their commencement.

Upon the completion of the pharmaceutical, pharmacological and toxicological research of the drug clinical trial, the applicant may submit relevant research materials to the CDE for the application of the Clinical Trial Application (the “CTA”) to conduct a drug clinical trial. The CDE will organize pharmaceutical, medical and other reviewers to review the application and to decide whether to approve the drug clinical trial within 60 business days of accepting the application. Once the decision is made, the applicant can locate such decision on the CDE’s website. If no notice of decision is issued within the aforementioned time limit, the application of clinical trial shall be deemed as approval. The 2020 Drug Registration Regulation further requires that the applicant shall, prior to conducting a drug clinical trial, register the information of the drug clinical trial protocol, etc. on the Drug Clinical Trial Information Platform. During the drug clinical trials, the applicant shall update registration information continuously and, upon completion, register information about the outcome of the drug clinical trial. The applicant shall be responsible for the authenticity of the drug clinical trial information published on the platform. Pursuant to the Notice on the Drug Clinical Trial Information Platform promulgated by former SFDA in September 2013, the applicant shall complete the trial pre-registration within one month after obtaining the approval of the CTA in order to obtain the trial’s unique registration number and complete registration of certain follow-up information and first-time submission for disclosure of the drug clinical trial information on the platform before the first subject’s enrollment in the trial. If the first-time submission for disclosure is not completed within one year after the approval of the CTA, the applicant shall submit an explanation, and if the first-time submission for disclosure is not completed within three years, the approval of the CTA shall automatically expire.
Qualification of clinical trial institutions and compliance with GCP
According to the Innovation Opinion, certification of clinical trial institutions by the former CFDA and the former NHFPC was no longer required. Instead, a clinical trial institution can be engaged by a drug marketing authorization applicant (i.e., a sponsor) to conduct a drug clinical study after it has been duly registered with the online platform designated by the NMPA. On November 29, 2019, pursuant to the 2019 Amendment, the NMPA and the NHC jointly released the Rules for Administration of the Drug Clinical Trial Institutions, which became effective on December 1, 2019. The rules specify requirements for clinical trial institutions and recordable procedures. Pursuant to the rules, a clinical trial institution should comply with the requirements of the Good Practices for Drug Clinical Trials (the “GCP”) and be capable of undertaking drug clinical trials. It should also evaluate, or engage a third party to evaluate, its clinical trial proficiency, facilities and expertise before the recordation. According to the Implementing Measures of the Drug Administration Law, a drug marketing authorization applicant should only engage a clinical trial institution that complies with relevant regulations to carry out a drug clinical trial.
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
International multi-center clinical trials regulations
On January 30, 2015, the former CFDA promulgated the Tentative Guidelines for International Multi-Center Clinical Trial (the “Multi-Center Clinical Trial Guidelines”), which took effect on March 1, 2015. The Multi-Center Clinical Trial Guidelines aimed to provide guidance for the regulation of application, implementation and administration of International Multi-Center Clinical Trials in China (the “IMCCT”). IMCCT applicants may simultaneously perform clinical trials in different centers using the same clinical trial protocol. Where the marketing authorization applicant plans to make use of the data derived from the IMCCTs, such IMCCTs shall satisfy, in addition to the requirements set forth in the Drug Administration Law and its implementation regulations, the Administrative Measures for Drug Registration, the GCP and relevant laws and regulations, the following requirements:
•The applicant shall first conduct an overall evaluation on the global clinical trial data and further make trend analysis of the Asian and Chinese clinical trial data. In the analysis of Chinese clinical trial data, the applicant shall consider the representativeness of the research subjects, i.e., the participating patients;

•The applicant shall analyze whether the amount of Chinese research subjects is sufficient to assess and adjudicate the safety and effectiveness of the study drug, and satisfy the statistical and relevant legal requirements; and
•The onshore and offshore IMCCT research centers shall be subject to on-site inspections by the Chinese regulatory authorities.
IMCCTs shall follow the Good Clinical Trial Practice of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the “ICH-GCP”) principles and ethics requirements. Marketing authorization applicants shall ensure the truthfulness, reliability and trustworthiness of clinical trials results. The investigators shall have the qualification and capability to perform relevant clinical trials. The ethics committee shall continuously supervise the trials and protect the subjects’ interests, benefits and safety. Before the commencement of the IMCCT, applicants shall obtain clinical trial approvals or complete filings pursuant to requirements under the local regulations where clinical trials are conducted, and applicants shall register and disclose the information of all major investigators and study sites on the NMPA’s drug clinical trial information platform.
Data derived from IMCCTs can be used for the marketing authorization applications with the NMPA. When using international multi-center clinical trial data to support marketing authorization applications in China, applicants shall submit the completed global clinical trial report, statistical analysis report and database, along with relevant supporting data in accordance with International Conference on Harmonization-Common Technical Document (the “ICH-CTD”) content and format requirements. Also, subgroup research results summary and comparative analysis shall be conducted concurrently.
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
Clinical trial waivers and acceptance of foreign clinical trial data
On July 6, 2018, the NMPA issued the Technical Guidance for Accepting Foreign Clinical Trial Data (the “Foreign Clinical Trial Data Guidance”) as one of the implementing rules for the Innovation Opinion. According to the Foreign Clinical Trial Data Guidance, sponsors may use the data of foreign clinical trials to support drug marketing authorization in China, provided that sponsors must ensure the authenticity, completeness, accuracy and traceability requirements, and that such data must be obtained in consistency with the relevant requirements under the ICH-GCP. Clinical trial sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
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

The latest Drug Administration Law purports to roll out the MAH system nationwide. Companies and research and development institutions can be drug marketing authorization holders. The drug marketing authorization holder should be responsible for their products throughout the life cycle, including nonclinical studies, clinical trials, production and distribution, post-market studies, and the monitoring, reporting, and handling of adverse reactions in connection with pharmaceuticals in accordance with the 2019 Amendment. The marketing authorization holders may engage contract manufacturers for manufacturing, provided that (i) pursuant to the Measures on the Supervision and Administration of the Manufacture of Drugs, the marketing authorization holder must meet the specified requirements and obtain the Pharmaceutical Manufacturing Permit for MAH holder; and (ii) each of the contract manufacturers has obtained and maintained a valid Pharmaceutical Manufacturing Permit for the specific type of drugs. The marketing authorization holders can also engage pharmaceutical distribution enterprises with a valid Pharmaceutical Distribution Permit for the distribution activities. Upon receiving the marketing authorizations from the NMPA, a drug marketing authorization holder may transfer its drug marketing authorization to a company that has the capability of quality management, risk prevention and control, and liability compensation to ensure the safety, effectiveness and quality of the drug, and to fulfill the obligations of the drug marketing authorization holder.
In December 2022, the NMPA issued the Provisions on Supervision and Administration of Marketing Authorization Holders Concerning the Implementation of Primary Responsibilities for Drug Quality and Safety. This regulation requires marketing authorization holders to establish and improve the drug quality management system, and assume primary responsibility for the safety, effectiveness, and quality of drugs during the total product life cycle. Marketing authorization holders need to build an information-based traceability system and establish a sound drug recall system, among other things.
Drug marketing authorization
According to the 2020 Drug Registration Regulation, the applicant may submit an application for drug marketing authorization to CDE upon completion of relevant research on pharmacy, pharmacology, toxicology and drug clinical trials, determination of the quality standards of the drug, validation of commercial-scale production processes and preparation for acceptance of verification and inspection conducted by the Center for Food and Drug Inspection (the “CFDI”). The NMPA then determines whether to approve the application according to the comprehensive technical review by the CDE. We must obtain approval of drug marketing authorizations before our drugs can be manufactured and sold in the China market.
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
In March 2016, the former CFDA issued the Reform Plan for Registration Classification of Chemical Medicine (the “Reform Plan”), which outlined the reclassifications of drug marketing authorization applications under the 2007 Drug Registration Regulation. Under the Reform Plan, Category 1 drugs refer to innovative chemical drugs that have not been marketed anywhere in the world. Improved new chemical drugs that are not marketed anywhere in the world fall into Category 2. Generic drugs that have equivalent quality and efficacy to the originator’s drugs that have been marketed abroad but not yet in China fall into Category 3. Generic drugs that have equivalent quality and efficacy to the originator’s drugs and have been marketed in China fall into Category 4. Category 5 drugs are chemical drugs which have already been marketed abroad, but are not yet approved in China.
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
The Circular Concerning Several Policies on Drug Registration Review and Approval issued by the former CFDA on November 11, 2015 further provides the following policies, potentially simplifying and accelerating the approval process of clinical trials: (x) a single approval for all phases of clinical trials for a new drug, replacing the phase-by-phase application and approval procedure; and (y) a fast-track approval pathway for the following applications: (i) marketing authorization of innovative new drugs treating AIDS, malignant tumors, serious infectious diseases and rare diseases; (ii) marketing authorization of pediatric drugs; (iii) marketing authorization of drugs treating specific or prevalent diseases in elders; (iv) marketing authorization of drugs listed in national major science and technology projects or national key research and development plans; (v) marketing authorization of drugs using advanced technology, using innovative treatment methods, or having distinctive clinical benefits that are urgently needed clinically; (vi) marketing authorization of foreign innovative drugs to be manufactured locally in China; (vii) concurrent applications for CTA which are already approved in the United States or the European Union or concurrent drug marketing authorization applications for drugs which have applied to the United States or European Union regulatory authorities and are manufactured in China using the same production line that passed the onsite inspections by the United States or the European Union regulatory authorities; and (viii) CTA for drugs with urgent clinical need and patent expiry within three years, and marketing authorization applications for drugs with urgent clinical need and patent expiry within one year.
The Opinions on Encouraging Priority Review and Approval for Drug Innovations promulgated by the former CFDA on December 21, 2017 provide that a fast-track CTA or marketing authorization pathway will be available to both innovative drugs with distinctive clinical benefits, which have not been sold within or outside China, and drugs using advanced technology, innovative treatment methods or having distinctive treatment advantages.
The 2020 Drug Registration Regulation has incorporated the previous reform with respect to the accelerated review and approval process for clinical trials and drug marketing authorizations. The 2020 Drug Registration Regulation and the auxiliary regulatory documents currently provide four procedures for fast-track review and approvals of drugs. The NMPA would prioritize the allocation of resources for communication, guidance, review, inspection, examination and approval of applications that are qualified for the application of the four procedures. The four procedures are (i) the review and approval procedures for break-through therapeutic drugs; (ii) the review and approval procedures for drug conditional approval application; (iii) the priority review procedures for drug marketing authorization approval; and (iv) drug special review and approval procedures in case of public health emergency.
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
Administrative protection for new drugs
Under the 2007 Drug Registration Regulation, the Implementing Measures of the Drug Administration Law (effective as of March 2, 2019) and the Reform Plan, the NMPA may provide for an administrative monitoring period of not more than five years for Category 1 new drugs for the purpose of protecting public health. The new drug monitoring period commences from the date of approval, and the NMPA will continually monitor the safety of those new drugs. However, the 2020 Drug Registration Regulation omits the provisions relating to the administrative exclusivity created by the new drug monitoring period. The NMPA has not issued any written guidance regarding whether it will grant administrative exclusivity during the new drug monitoring period to new drugs approved after the 2020 Drug Registration Regulation took effect.
In July 2021, the NMPA and the China National Intellectual Property Administration (the “CNIPA”), jointly published the Measures for Implementing an Early-Stage Resolution Mechanism for Pharmaceutical Patent Disputes (Tentative) (the “Measures on Patent Linkage”). The Measures on Patent Linkage provide an operating mechanism for the NMPA and CNIPA to link generic drug applications to pharmaceutical patent protection, also known as Patent Linkage. The most recent amendment to the PRC Patent Law, which was promulgated by the SCNPC in October 2020 and became effective in June 2021, describes the general principles of Patent Linkage, but lacks operational details. The Measures on Patent Linkage are intended to answer these operational questions.

The Measures on Patent Linkage describe a framework for a patentee to defend their patent exclusivity. Upon discovery of generic applications and certifications, if the patentee or the interested person disagrees, the patentee or the interested person will need to file a claim with the court or the CNIPA within 45 days after the CDE’s publication and must submit a copy of the case acceptance notification to the CDE within 15 working days after the case acceptance date. Otherwise, the NMPA can proceed with the technical review and approval. Moreover, for chemical drugs, the NMPA’s approval stay is only nine months, and the technical review does not need to stay in this nine-month period. If the patentee or the interested person cannot secure a favorable court judgment or a decision from the CNIPA within the nine-month period, the NMPA can grant marketing authorization to the generic applicant after the nine-month period expires. In Mainland China, no NMPA approval stay is available for biosimilar applications. The NMPA can proceed with the technical review and grant of marketing authorization following its receipt of biosimilar applications. To delay the entry of biosimilars, the patentee/interested person will need to file an infringement claim with the court or the CNIPA within 45 days after the CDE’s publication of the biosimilar application and secure a favorable decision before the NMPA’s issuance of the marketing authorization. The NMPA will then convert the marketing authorizations into a conditional approval effective after the relevant patents expire.
The Measures on Patent Linkage further provides the conditions and procedures for the certification of non-infringement for generic companies and the marketing exclusivity period that may be granted to the first generic company succeeding the patent challenge and receiving marketing authorization approval.
Data privacy and data protection
The Chinese government continues to strengthen its regulation of network security, data protection, data privacy and personal information (including personal health information). For example, the PRC Civil Code, which was promulgated by the National People’s Congress of the People’s Republic of China in May 2020 and became effective in January 2021, provides that the personal information of a natural person shall be protected by the law. Any organization or individual that needs to obtain personal information of others shall obtain such information legally and ensure the safety of such information, and shall not illegally collect, use, process or transmit personal information of others, or illegally purchase or sell, provide or make public personal information of others.
In November 2016, the SCNPC promulgated the Cyber Security Law, which became effective in June 2017. The Cyber Security Law requires network operators to perform certain functions related to cybersecurity protection and strengthen their network information management and comply with certain requirements when collecting and using personal information. For instance, under the Cyber Security Law, operators of critical information infrastructure generally are required to store within the territory of Mainland China personal information and important data collected or produced in connection with operations conducted within the territory of Mainland China. In addition, when collecting and using personal information, network operators are required to abide by principles of lawfulness, justifiableness and necessity. Network operators that collect and use personal information are required to announce the rules for such collection and use, expressly disclose the purpose, methods and scope of such collection and use, and obtain the consent of the persons whose personal information are to be collected. Network operators are prohibited from collecting personal information that is unrelated to the services they provide, and from collecting or using personal information in violation of applicable laws and regulations and their agreements regarding their collection and use of such personal information. Network operators are also required to process the personal information they store in accordance with the provisions of laws and administrative regulations and their agreements reached with relevant persons. Network operators are prohibited from disclosing, tampering with or destroying personal information that they collect, and may not disclose personal information to others without the prior consent of the person whose personal information has been collected, unless such personal information has been anonymized by processing it in a manner that prevents the related persons from being identified and any information that can be used to re-identify the related persons from being restored. Under the Cyber Security Law, an individual has the right to require a network operator to delete his or her personal information if he or she finds that the collection and use of such information by such network operator violates applicable laws, administrative regulations or his or her agreement with such network operator, and to require a network operator to correct errors in his or her personal information collected and stored by such network operator. Also, under the Cyber Security Law, individuals or organizations are prohibited from acquiring personal information by stealing it or through other illegal ways, and from illegally selling or providing personal information to others.

On September 14, 2022, the Cyberspace Administration of China (the “CAC”) published a draft amendment to the Cyber Security Law for public comment. According to the CAC’s explanatory note published together with draft amendment, the draft amendment was formulated to align the Cyber Security Law with several new laws that were released after the Cyber Security Law came into effect in June 2017. These new laws include the Administrative Punishment Law of the People’s Republic of China, the Data Security Law, and the PIPL, all of which were adopted or amended in 2021. The draft amendment mainly proposes revisions to Chapter VI of the Cyber Security Law on legal responsibility to adjust the types and ranges of administrative penalties for violating the Cyber Security Law and to align them with other laws. Generally, the fines and penalties available to be imposed by Chinese cyberspace regulators have been significantly increased and expanded.
In July 2018, the National Health Commission promulgated the Measures on Health and Medical Big Data (the “Measures”), which sets out guidelines and principles for standards management, security management and services management for the health and medical big data sector. Under the Measures, health and medical big data is defined as health and medical related data created in the course of preventing and treating illness and managing the health of individuals. The Measures require that all health and medical big data be stored in secure servers located in Mainland China, and that relevant cross-border data transfer laws and regulations be followed and a security assessment be conducted in accordance with relevant laws, regulations and requirements when it is necessary to transfer such data outside of Mainland China.
In June 2021, the SCNPC promulgated the Data Security Law, which became effective on September 1, 2021. The Data Security Law establishes a tiered system for data protection in terms of the data’s importance and requires that data identified as “important data,” which will be identified by governmental authorities through the use of catalogs, be treated with a higher level of protection. Specifically, the Data Security Law requires any processors of important data to appoint a “data security officer” and a “management department” to take charge of data security. In addition, any processors of important data are required to periodically evaluate the risk of its data processing activities and file risk assessment reports with relevant regulatory authorities. The Data Security Law, in addition to reiterating the Cyber Security Law requirements for cross-border transfers of important data collected and produced during operations within the territory of Mainland China of critical information infrastructure operators, also references additional requirements that are yet-to-be formulated regulating the cross-border transfer of important data by all data processors. Additionally, the Data Security Law prohibits any organization or individual located within the territory of Mainland China from providing to a foreign judicial or law enforcement authority any data stored within the territory of Mainland China without the approval of relevant regulatory authorities. Since the Data Security Law is relatively new, uncertainties still exist in its interpretation and implementation.
The current Cybersecurity Review Measures, which were released by the CAC together with 12 other Chinese regulatory authorities on January 4, 2022, came into effect on February 15, 2022. Pursuant to the Cybersecurity Review Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, are required to conduct a cybersecurity review. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review.

On August 20, 2021, the National People’s Congress promulgated the PIPL, which became effective on November 1, 2021. The PIPL is an omnibus regulation that provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information of individuals conducted within the territory of mainland China and the processing of personal information of individuals located in mainland China conducted outside of mainland China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, individuals located in mainland China. Under the PIPL, the processing of personal information is not permitted unless a legal basis exists. The legal bases for processing personal information under the PIPL include (i) where the consent of the relevant individual is obtained, (ii) where it is necessary to conclude or perform a contract to which the relevant individual is a party or for implementing human resources management in accordance with labor rules and regulations that are formulated in accordance with the law or collective contracts concluded in accordance with the law, (iii) where it is necessary to perform legal duties or obligations, (iv) where it is necessary to respond to a public health emergency or to protect the life and health of persons or their property, (v) where it is for news reporting and supervision of public opinion carried out for the public interest, and the processing is reasonable in scope, (vi) where it is necessary to process the personal information disclosed by the relevant individual or otherwise legally disclosed, and the processing is reasonable in scope, and (vii) under other circumstances prescribed by laws and regulations. The PIPL clarifies and prescribes new notice and consent requirements for personal information processors, including the requirement to obtain separate consent in five circumstances: (i) when disclosing personal information to another personal information processor, (ii) when processing sensitive personal information, (iii) when transferring personal information outside the territory of mainland China, (iv) when publicly disclosing the personal information of an individual, and (v) when using an individual’s personal image or identification information collected by image capture or personal identification equipment installed in public places for purposes other than maintaining public security. The PIPL also provides that critical information infrastructure operators and personal information processors who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in mainland China personal information generated or collected in mainland China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. In addition, under the PIPL, personal information processors processing certain quantities of personal information in accordance with relevant laws and regulations and need to transfer such information out of Mainland China are required to pass a security assessment organized by Chinese cyberspace regulators, and all other personal information processors that are not required to pass the security assessment and need to transfer out of Mainland China personal information shall either: (i) undergo certification by specialized certification agencies in accordance with relevant regulations, (ii) conclude a standard contract designated by China cyberspace regulators with the overseas recipient of the personal information, or (iii) satisfy other conditions contemplated by laws, administrative regulations or Chinese cyberspace regulators. In addition to the above, personal information processors that need to transfer out of Mainland China personal information shall conduct a privacy impact assessment. The PIPL also enumerates a number of data subject rights, including the right of notice, access, correction, deletion, and portability. Additionally, the PIPL prohibits any personal information processor from providing to a foreign judicial or law enforcement authority any data stored within the territory of mainland China without the approval of relevant regulatory authorities. Lastly, the PIPL provides for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and violators may also be ordered to suspend any related activity by competent authorities.
On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) (the "Draft Data Security Management Regulations"). The Draft Data Security Management Regulations proposed that data processors, defined as individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion, are subject to cybersecurity review if either they process personal information of more than one million individuals and aim to list on foreign stock markets, or their data processing activities impact or may impact national security. The Draft Data Security Management Regulations also propose requiring data processors seeking to list on foreign stock markets to annually assess their data security and submit the assessment reports to relevant competent authorities. The timing of the release of the final version of the Draft Data Security Management Regulations and its effective date is uncertain.

On January 13, 2022, the draft Guidelines for Identification of Important Data (the “Guidelines”) were released for public comment, which sets out six principals for identifying important data: (i) data must be assessed based on its security impact from the perspectives of state security, economy, social stability, public health and safety, etc., data which is only important to organizations internally shall not be regarded as important data; (ii) data classification is important in identifying the area(s) of focus for protection, when classifying data and specifying security protection priorities, in order to ensure the free flow of non-important data while important data should be subject to additional requirements; (iii) existing local regulations and industry practice must be considered to ensure the additional measures work seamlessly with them, (iv) risks should be assessed in a holistic matter including the data’s confidentiality, completeness, availability, authenticity, and accuracy, etc.; (v) both the quality and quantity of data must be considered; and (vi) the assessment must be conducted and reviewed on a regular basis because the uses of the data, the way that the data is shared and the importance of data may change over time. The Guidelines, when finalized, are intended to be used by Chinese industry sector regulators to comply with a directive under the Data Security Law to formulate catalogs of important data that apply to organizations operating within the respective sectors.
Data privacy and data protection (cross-border data transfer)
On September 1, 2022, the Security Assessment Measures issued by the CAC came into effect. The Security Assessment Measures set out a security assessment framework for transfers out of Mainland China as well as ground rules for security assessment filings for data transfers out of Mainland China stipulated in the Cyber Security Law and the PIPL.
A security assessment is required for any data transfer out of Mainland China is under any of the following circumstances: (i) transfer of important data by data processors; (ii) transfer of personal information by critical information infrastructure operators and data processors that process personal information of more than one million individuals; (iii) transfer of personal information by data processors that have transferred either personal information of over 100,000 individuals or sensitive personal information of over 10,000 individuals abroad since January 1 of the preceding year; and (iv) other situations as determined by the CAC. According to the CAC, a cross-border data transfer includes (x) an outbound transfer and overseas storage of data collected and generated during a data processor’s operation in Mainland China; and (y) a remote access or use of data collected and generated by a data processor stored within Mainland China by overseas institutions, organizations, and individuals.
Data processors are required to submit an application filing and other required materials to apply for a security assessment. During a security assessment, the CAC will primarily focus on risks to national security, public interests, and the legitimate rights and interests of individuals or organizations resulting from the transfer of data out of Mainland China. The data transfer will not be allowed if the CAC does not approve the security assessment filing. Once the CAC approves the security assessment filing, the approval will remain valid for two years and may be renewed. An application for security assessment needs to be re-submitted if there is a change in the data transfer that may affect the security of the transferred data, such as changes in the purpose, method, scope, and type of the transferred data and changes in the purpose and method of the processing of the transferred data by overseas recipients.
The Security Assessment Measures apply to relevant data transfers out of Mainland China conducted prior to September 1, 2022. If a data processor fails to complete its security assessment for any relevant data transfer prior to the effective date of the Security Assessment Measures, it needs to rectify the failure within six months after the effective date of the Security Assessment Measures.
On August 31, 2022, the CAC promulgated the first edition of the Guide to Applications for Security Assessment of Outbound Data Transfers (the “Security Assessment Guide”). The Security Assessment Guide provides practical guidance to the implementation of the Security Assessment Measures.
The Security Assessment Guide reiterates the timeline and procedures for applications for security assessment of outbound data transfers under the Security Assessment Measures. The Security Assessment Guide specifies the dossier requirements for applications for security assessment and provides templates for some required documents. Additionally, the Security Assessment Guide clarifies that the application of security assessment filings are to be submitted to provincial branches of the CAC, who will forward it to the CAC for further review and assessment.
The Security Assessment Guide also reaffirms CAC’s position that a cross-border data transfer out of Mainland China includes where a data processor transfers or stores overseas the data collected or generated in its operations in Mainland China, and where a data processor allows an overseas entity, organization, or individual to access, retrieve, download, or export data the data processor collects or generates and stores in Mainland China.

On November 4, 2022, the CAC and SAMR jointly issued the Notification on the Implementation of Personal Information Protection Certification, which implements, among other things, the personal information protection certification (“PIPC”) mechanism to satisfy the requirements of the PIPL for the cross-border transfer out of Mainland China of personal information. In parallel with that notification, on June 24, 2022, the National Information Security Standardization Technical Committee issued the first version of the Guidance on Network Security Standardized Practice – Specification for Certification of Personal Information Cross-Border Processing Activities (the “Certification Specification”), and on December 16, 2022, the National Information Security Standardization Technical Committee issued an updated version of the Certification Specification. The Certification Specification serves as an industry standard and provides the general principles and detailed requirements for personal information processors engaging in the cross-border transfer out of Mainland China of personal information to meet in order to obtain a PIPC from qualified certification institutions with respect to such data transfers. Personal information processors that obtain a PIPC may rely on a PIPC to comply with PIPL requirements for cross-border data transfers of personal information out of Mainland China that do not need to undergo a security assessment.
Under the Certification Specification, personal information processors seeking to obtain a PIPC need to (i) demonstrate adherence to general personal information protection principles; (ii) put in place a data transfer agreement meeting certain requirements with overseas recipients of the transferred personal information located outside of Mainland China; (iii) implement certain technical and organizational measures directed at personal information protection, including with respect to the cross-border data transfer processing activities; (iv) agree with the overseas recipients’ the same rules for cross-border processing of personal information regarding multiple aspects and jointly observe such rules; (v) conducted personal information protection impact assessments and periodic audits of, among other things, the personal information processor’s and the overseas recipients’ personal information protection measures, internal controls, protection of data subject rights, and the impact of the legal and network security environment in destination countries and regions; and (vi) meet, bear, and be subject to, and require the overseas recipients to meet, bear, and be subject to certain legal responsibilities and liabilities and supervision by qualified certification institutions and Chinese cyber regulators with respect to their cross-border data transfer processing activities and to data subjects.
On February 24, 2023, the CAC issued the Measures for the Standard Contract for Cross-Border Transfer of Personal Information (the “Measures for the PRC Standard Contract”), which will come into effect on June 1, 2023, introducing a standard contract template for the cross-border transfer of personal information outside of Mainland China (the “PRC Standard Contract”). The PRC Standard Contract clarifies terms and conditions to be agreed on between personal information processors as a data exporter and an overseas recipient as a data importer with respect to cross-border data transfers of personal information out of Mainland China. When the Measures for the PRC Standard Contract come into effect, a personal information processor may enter into the PRC Standard Contract and provide it along with other required materials to relevant governmental authorities for filing to ensure the legality of a cross-border transfer out of Mainland China if the following conditions are satisfied: the personal information processor (i) is not a CIIO; (ii) processes personal information of fewer than 1 million individuals; (iii) has provided personal information of fewer than 100,000 individuals overseas in aggregate since January 1 of the preceding year; and (iv) has provided sensitive personal information of fewer than 10,000 individuals overseas in aggregate since January 1 of the preceding year.
The PRC Standard Contract imposes certain obligations on the parties of such cross-border data transfers to protect the interests of data subjects, including, for example, (i) data exporters are required to use reasonable efforts to ensure data importers have adequate technical and organizational measures to ensure secure processing and have relevant capabilities to fulfill their obligations relating to the data transfer, and (ii) the parties of such cross-border transfer are required to ensure that the rights and interests of data subjects are well recognized in practice (and data subjects’ inquiries are promptly responded to), as such data subjects are considered third-party beneficiaries of the PRC Standard Contract.
Additional regulations, guidelines, and measures relating to data privacy and data protection are expected to be adopted, including more guidance from industry sector regulators on the catalogs of important data, which may contain additional requirements for transferring personal health information out of Mainland China.

Since our subsidiaries located in Mainland China operate computer networks as part of their normal operations, we are required to comply with the requirements of Mainland China’s cyber security, data protection, and privacy laws and regulations. In addition, in the ordinary course of our business, we collect and store personal information, including personal information about our clinical trial subjects, customers, and employees in Mainland China. We may need to share such personal information with our subsidiaries, licensors, partners, or contractors located outside Mainland China. Mainland China’s network and data protection regime is constantly evolving, and we continue to face uncertainties as to whether our efforts to comply with these requirements will be sufficient. Although we develop and maintain compliance protocols and controls designed to maintain compliance with these requirements, development, implementation, improvement, and maintenance of these protocols and controls is costly and requires significant effort, resources, and time. In addition, in certain cases, our CROs, licensors, licensees, partners, and contractors are also required to comply with these laws, and our agreements with them require them to comply with these requirements, but there is always a risk that they may not fully comply with them.
Good pharmacovigilance practice
The latest Drug Administration Law provides that the State shall establish a pharmacovigilance system for monitoring, identifying, assessing and controlling adverse drug reactions and other harmful reactions associated with the use of drugs. As a supporting document in this regard, the Good Pharmacovigilance Practice (“GVP”), which was promulgated by the NMPA and became effective as of December 1, 2021, outlines the key requirements for pharmacovigilance activities to be carried out by drug marketing authorization holders and/or drug clinical trial sponsors. The GVP clarifies that pharmacovigilance activities, including collection, identification, evaluation and control of adverse drug reactions, shall take place in the total life cycle of drugs, from the clinical development stage through the post-approval stage. The GVP calls for effective and differentiated pharmacovigilance activities for different types of drugs, such as innovative drugs, traditional Chinese medicines and ethnic medicines.
Good laboratories practice certification for nonclinical research
To improve the quality of nonclinical research, the former SFDA promulgated the Administrative Measures for Good Laboratories Practice of Pre-clinical Laboratory in 2003 (the “GLP 2003”). The GLP 2003 was then abolished and replaced by the Administrative Measures for Good Laboratories Practice of Pre-clinical Laboratory promulgated in 2017. In April 2007, the former SFDA promulgated the Administrative Measures for Certification of Good Laboratory Practice of Pre-clinical Laboratory, providing that the former SFDA (now the NMPA) is responsible for certification of nonclinical research institutions. According to the Administrative Measures for Certification of Good Laboratory Practice of Pre-clinical Laboratory, the former SFDA (now the NMPA) decides whether an institution is qualified for undertaking pharmaceutical nonclinical research upon the evaluation of the institution’s organizational administration, personnel, laboratory equipment and facilities and its operation and management of nonclinical pharmaceutical projects. If all requirements are met, a GLP certification will be issued by the former SFDA (now the NMPA) and published on the government website.
An online information platform has been launched by the NMPA in December 2022. GLP certified institutions, provincial medical products administrations and the Center for Food and Drug Inspection of NMPA must maintain information related to GLP institutions on the platform, including, among others, GLP certification status, results of GLP inspections, investigations, and penalty of violations.
In January 2023, the NMPA issued a revised version of the Administrative Measures for Certification of Good Laboratory Practice of Pre-clinical Laboratory, which will come into effect on July 1, 2023. Under the new rule, a GLP certification issued by the NMPA will be valid for five years. GLP certified institutions shall submit a GLP annual report to the provincial medical products administration, covering, among other items, the institution’s basic information, QMS operation status, research progress.
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
Drug technology transfer regulations and marketing authorization transfer
On August 19, 2009, the former SFDA promulgated the Administrative Regulations for Registration of Drug Technology Transfer to standardize the registration process of drug technology transfer, which includes application for, and evaluation, examination, approval and monitoring of, drug technology transfer. Drug technology transfer refers to the transfer of drug production technology by the owner to a drug manufacturer and the application for drug registration by the transferee according to the provisions in the technology transfer regulations. Drug technology transfer includes new drug technology transfer and drug production technology transfer.
Conditions for the application for new drug technology transfer
Applications for new drug technology transfer may be submitted prior to the expiration date of the monitoring period of the new drugs with respect to:
•drugs with new drug certificates only; or
•drugs with new drug certificates and drug approval numbers.
For drug products with new drug certificates only and not yet in the monitoring period, or drug substances with new drug certificates, applications for new drug technology transfer should be submitted prior to the respective expiration date of the monitoring periods.
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

Conditions for the application for marketing authorization transfer
As previously discussed under “Part I—Item 1A—Risk Factors—Risks Related to our In-Licensing Business Model and Dependence on Third Parties,” the Drug Administration Law and the 2020 Drug Registration Regulation allow for the transfer of marketing authorization under the MAH system. If the manufacturing location of an imported drug is relocated to China through drug manufacturing technology transfer, the transferee in China can choose to file a supplemental application pursuant to the Administrative Regulations for Technology Transfer Registration of Drugs with the provincial medical product administration which contains technical data showing consistency of quality and manufacturing processes during the two-year grace period from January 13, 2021. Alternatively, the transferee in China can file a marketing authorization application with the CDE referencing technical data in the original import drug approval application dossier pursuant to the NMPA’s Administrative Measures for Post-approval Changes to Drugs (Tentative).
Permits and licenses for drug manufacturing operations
Pharmaceutical manufacturing permit and GMP requirements
According to the Drug Administration Law and the Implementing Measures of the Drug Administration Law, to manufacture pharmaceutical products in China, a pharmaceutical manufacturing enterprise must first obtain a Pharmaceutical Manufacturing Permit issued by the relevant provincial medical products administration where the enterprise is located. Among other things, such a permit must set forth the scope of production and effective period. The grant of such license is subject to an inspection of the manufacturing facilities, and an inspection to determine whether the sanitary condition, quality assurance systems, management structure and equipment meet the required standards.
According to the Implementing Measures of the Drug Administration Law and Measures on the Supervision and Administration of the Manufacture of Drugs, promulgated in August 2004 and amended in November 2017 and January 2020, each Pharmaceutical Manufacturing Permit issued to a pharmaceutical manufacturing enterprise is effective for a period of five years. Any enterprise holding a Pharmaceutical Manufacturing Permit is subject to review by the relevant regulatory authorities on an annual basis. The enterprise is required to apply for renewal of such permit within six months prior to its expiry and will be subject to reassessment by the issuing authorities in accordance with then prevailing legal and regulatory requirements for the purposes of such renewal.
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

U.S. regulation of pharmaceutical product development and approval
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state and local rules and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters and other types of enforcement-related letters, product recalls, product seizures, relabeling or repackaging, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice or other governmental entities. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of extensive pre-clinical studies, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in compliance with applicable regulations, including the FDA’s Good Laboratory Practices (“GLP”) regulations;
•submission to the FDA of an investigational new drug application (“IND”) which must become effective before human clinical trials may begin and must be updated annually and when certain changes are made;
•approval by an independent institutional review board (“IRB”) or independent ethics committee representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable good clinical practices (“GCPs”) and other clinical trial-related regulations, to establish the safety and efficacy of the proposed drug candidate for its proposed indication;
•preparation and submission to the FDA of an NDA;
•a determination by the FDA within sixty days of its receipt of an NDA to file the NDA for review and review by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredients (“API”) and finished drug product are produced to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMPs”);
•potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the NDA; and
•payment of user fees and FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.
Pre-clinical studies
The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, evaluating purity and stability, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Some long-term pre-clinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, submission of an IND does not guarantee the FDA will allow clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

Clinical studies
If the FDA accepts the IND, the drug can then be studied in human clinical trials to determine if the drug is safe or effective. The clinical stage of development involves the administration of the drug product to human subjects or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of clinical trials, and GCPs are intended to assure that the data and reported results are accurate, and that the rights, safety, and well-being of study participants are protected. GCPs also include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by the IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also reviews and approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
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
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
Progress reports detailing the results of the preclinical studies and clinical trials must be submitted at least annually to the FDA, and more frequently if SAEs occur. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected AEs or any finding from tests in laboratory animals that suggests a significant risk to human subjects. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time during the initial 30-day period or while clinical trials are ongoing under the IND, on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific timeframes for publication on the clinical trials database maintained by the National Institutes of Health.

NDA submission and FDA review process
The results of pre-clinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be offered for sale in the United States.
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
The FDA reviews the NDA to determine, among other things, whether the proposed drug is safe and effective for its intended use, and whether the drug is being manufactured in accordance with cGMPs to assure and preserve the drug’s identity, strength, quality and purity. The FDA may refer applications for novel drugs or drug candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
FDA regulations also require that approved products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMPs. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our drugs under development.
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
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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
Coverage and reimbursement
Chinese coverage and reimbursement
Historically, most Chinese healthcare costs had been borne by patients out-of-pocket, which had limited the growth of more expensive pharmaceutical products. However, in recent years the number of people covered by government and private insurance has increased. According to the National Healthcare Security Administration (the “NHSA”), as of December 2021, approximately 1.36 billion residents in China were enrolled in the Basic Medical Insurance scheme, representing a coverage rate of above 95% of the total population.
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

The Chinese Ministry of Human Resources and Social Security, together with other government authorities, have the power to determine the medicines included in the NRDL. In January 2023, the NHSA and the Chinese Ministry of Human Resources and Social Security released the National Drug Catalog for Basic Medical Insurance, Work-Related Injury Insurance and Maternity Insurance (the “2022 NRDL”), and 111 new drugs were admitted to the 2022 NRDL. Previous updates to the NRDL occurred in 2021, 2020, 2019, 2017 and 2009. Admission to the NRDL depends on a number of factors, including on-market experience, scale of patient adoption, physician endorsement, cost effectiveness and budget impact. Since 2019, provincial governments were not allowed to create provincial reimbursable drug lists by adding or removing chemical and biological drugs from the NRDL.
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
National list of essential drugs
On August 18, 2009, the former MOH and eight other ministries and commissions in China issued the Provisional Measures on the Administration of the National List of Essential Drugs (the “NEDL”) and the Guidelines on the Implementation of the NEDL System. The provisional measures aimed to promote essential medicines sold to consumers at fair prices in China and ensured that the general public in China has equal access to the drugs contained in the NEDL. The Provisional Measures on the Administration of the National List of Essential Drugs was then amended in February 2015. The former MOH promulgated the NEDL (Catalog for the Basic Healthcare Institutions) on August 18, 2009, a revised NEDL on March 13, 2013 and another revised NEDL on September 30, 2018, which became effective on November 1, 2018. According to these regulations, basic healthcare institutions funded by government, which primarily include county-level hospitals, county-level Chinese medicine hospitals, rural clinics and community clinics, shall store up and use drugs listed in the NEDL. The drugs listed in NEDL shall be purchased by centralized tender process and shall be subject to the price control by the National Development and Reform Commission (the “NDRC”). Drugs listed in the NEDL will be given priority to being listed in the NRDL.
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
There were NRDL price negotiations in 2018, 2019, 2020, 2021 and 2022. In 2022, 111 new drugs were added to the 2022 NRDL, the average price reduction of the 108 drugs participating in price negotiations is 60.1%.

Centralized procurement and tenders
The Guiding Opinions concerning the Urban Medical and Health System Reform, promulgated on February 21, 2000, aims to regulate the purchasing process of pharmaceutical products by medical institutions. The former MOH and other relevant government authorities have promulgated a series of regulations in order to implement the tender requirements.
According to the Notice on Issuing Certain Regulations on the Trial Implementation of Centralized Tender Procurement of Drugs by Medical Institutions promulgated on July 7, 2000 and the Notice on Further Improvement on the Implementation of Centralized Tender Procurement of Drugs by Medical Institutions promulgated on August 8, 2001, non-for-profit medical institutions established by county or higher-level government are required to implement centralized tender procurement of drugs.
The former MOH promulgated the Working Regulations of Medical Institutions for Procurement of Drugs by Centralized Tender and Price Negotiations (for Trial Implementation) on March 13, 2002, which provides rules for the tender process and negotiations of the prices of drugs, operational procedures, a code of conduct and standards or measures of evaluating bids and negotiating prices. On January 17, 2009, the former MOH, the former SFDA and other four national departments jointly promulgated the Notice of the Financial Planning Department of Ministry of Health on Issue of the Opinions on Further Regulating Centralized Procurement of Drugs by Medical Institutions. According to the notice, non-for-profit medical institutions owned by the government at the county level or higher or owned by state-owned enterprises (including state-controlled enterprises) shall purchase pharmaceutical products by online centralized procurement. Each provincial government shall formulate its catalog of drugs subject to centralized procurement. Except for drugs in the NEDL (the procurement of which shall comply with the relevant rules on NEDL), certain pharmaceutical products which are under the national government’s special control, such as toxic, radioactive and narcotic drugs and TCMs, in principle, all drugs used by non-for-profit medical institutions medical institutions shall be subject to centralized procurement. On July 7, 2010, the former MOH and six other ministries and commissions jointly promulgated the Notice on Printing and Distributing the Working Regulations of Medical Institutions for Centralized Procurement of Drugs to further regulate the centralized procurement of drugs and clarify the code of conduct of the parties in centralized drug procurement. The Opinions of the General Office of the State Council on Improvement of the Policy of Production, Circulation and Use of Drugs promulgated in January 2017 aim to deepen the reform of medical health system, improve the quality of the drug and regulate the distribution and use of the drug. The Notice of the General Office of the State Council on Issuing Pilot Plan of Centralized Procurement and Use of the Drug Organized by the State promulgated in January 2019 aims to improve the pricing mechanism of the drug, which also further regulates the scope and model of centralized procurement.
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
“4+7” Volume-based drug procurement and tenders
In June 2018, the State Council decided to launch a new round of drug pricing and procurement reform. This reform is implemented mainly by the NHSA, a new government authority established in 2018 as part of the institutional restructuring with a mandate of pricing and procurement of drugs and medical disposables. The NHC supports the reform by introducing policy that encourages purchasing and prescribing of the selected drug, and managing the supplier’s behavior. The NMPA is responsible for the quality assurance of the drug.
On November 15, 2018, the Joint Procurement Office, the procurement alliance formed by representatives of procurement agencies in 11 pilot cities established to oversee the bidding and procurement process, published the Paper on Drug Centralized Procurement in “4+7” Regions, launching the national pilot scheme for centralized volume-based drug procurement and tenders. According to the papers, the initial procurement of 31 generic drugs was implemented in 4 municipalities, namely Beijing, Shanghai, Tianjin and Chongqing, and 7 cities, namely Shenyang, Guangzhou, Shenzhen, Xi’an, Dalian, Chengdu, and Xiamen. This pilot program is thus also referred to as the “4+7” procurement scheme. On January 1, 2019, the General Office of the State Council published a circular on National Pilot Program for Centralized Procurement and Use of the Drug Organized by the State, which provides detailed implementing measures for the nation-wide centralized drug procurement and tender scheme.

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
On December 17, 2018, the preliminary results of the “4+7” centralized volume-based procurement were announced: 25 out of 31 generic drugs were selected, of which there are 3 originator drugs and 22 generics. As of December 2019, many provinces have published regional implementation measures, expanding the pilot program. On January 21, 2020, the results of the second round of the national centralized volume-based procurement and tender program were published: the average price reduction reached more than 50%, and the highest reduction has reached 90%. The results of the third, the fourth, the fifth, the sixth (specially for insulin) and the seventh round of the national centralized volume-based procurement and tender program published on August 24, 2020, February 8, 2021, June 28, 2021, November 30, 2021 and July 12, 2022, respectively, show similar levels of reduction in average price reduction of about 50%, with the highest reduction reaching about 93%, 96%, 98%, 74% and 98%, respectively.
Two-invoice system
In addition to the centralized tender process, the Chinese government also rolled out a “two-invoice system.” Under the 2016 List of Major Tasks in Furtherance of the Healthcare and Pharmaceutical Reforms issued by the General Office of the State Council in April 2016, the two-invoice system will be fully implemented in China. According to the Circular on Issuing the Implementing Opinions on Carrying out the Two-invoice System for Drug Procurement among Public Medical Institutions (Tentative), which came into effect in December 2016, the two-invoice system means, in principle, there cannot be more than two invoices issued for drug products supplied by manufacturers to public hospitals. To meet this requirement, many drug manufacturers have reduced the tiers of distributors, or converted drug distributors into contracted service organizations. This excludes the sale of products invoiced from the manufacturer to its wholly owned or controlled distributors, or for imported drugs, to its exclusive distributor, or from a distributor to its wholly owned or controlled subsidiary (or between its wholly owned or controlled subsidiaries). However, the system still significantly limits the options for companies to use multiple distributors to reach a larger geographic area in China. The reduction in distribution tiers resulted in a decrease in distribution mark-ups, hence the supply prices to public hospitals would also be reduced. Compliance with the two-invoice system is a prerequisite for pharmaceutical companies to participate in the tender and procurement processes of public hospitals, which currently provide most of Chinese healthcare services. Manufacturers and distributors that fail to implement the two-invoice system may lose their qualifications to participate in the tender and procurement process. Non-compliant manufacturers may also be blacklisted from engaging in drug sales to public hospitals. The two-invoice system has been implemented in all provinces, each with its own regional implementation rules.
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

To further standardize payment in the Basic Medical Insurance schemes, in October 2019, the NHSA issued two key technical documents for a pilot project that introduces DRGs, the Technical Guideline of the Classification and Payment for China Healthcare Security Diagnosis Related Groups (CHS-DRG) and the CHS-DRG Classification Plan. According to the classification plan, patients will be sorted into 26 major diagnostic categories and 376 adjacent diagnosis-related groups. DRG-based settlement is currently only applicable to expenses of inpatient care incurred by the insureds at designated hospitals participating in the DRG payment pilot programs and payable by regional medical insurance fund under the Basic Medical Insurance schemes. DRG-based payments are made directly to the participating medical institutions, while the covered benefits enjoyed by the insureds, under the current public insurance schemes, are not affected by such settlement. In June 2020, the NHSA issued a more detailed CHS-DRG Classification Plan, further diving the 376 diagnosis-related groups into 618 basic reimbursement unit. The 30 municipalities participating in the DRG pilot project were required to submit technical assessment report to the local branch of NHSA before August 31, 2020. Upon receiving NHSA’s approval, the participating municipalities may commence conducting simulation runs of the pilot project. After the simulation runs, the DRG-based settlement system is expected to be launched gradually from 2022 to 2024. In February 2020, the Communist Party of China Central Committee and the State Council jointly promulgated the Opinions on Deepening the Reform of the Healthcare Security System, which suggests that a multi-compound medical insurance payment method based on payment by disease shall be implemented. In October 2020, the NHSA issued the Notice on Issuance of the Pilot Work Plan for Total Budget by Regional Points Method and Diagnosis-Intervention Packet Payment to introduced and further implement the Diagnosis-Intervention Packet ("DIP") payment. DIP and DRG are the same in essence and principle, and therefore DIP can be considered as a variant of DRG. In November 2020, the NHSA issued two key technical documents for the DIP payment pilot project, the China Healthcare Security Technical Specification of Diagnosis-Intervention Packet (DIP) and the DIP Classification Catalog (Version 1.0). In July 2021, the NHSA issued the Medical Insurance Handling Management Regulations (Trial) for Diagnosis-Intervention Packet (DIP) Payment to provide detailed guidance for implementing medical insurance payment based on DIP. In the List of Pilot Cities for DRG/DIP Payment published by the NHSA on December 17, 2021, 18 cities were identified as pilot cities for the DRG payment pilot program, 12 cities were identified as pilot cities for the DIP payment pilot program, and 2 cities were identified as pilot cities for both the DRG payment pilot program and the DIP payment pilot program. In order to accelerate the reform of DRG / DIP payment, the NHSA has formulated and made public a Three-Year Action Plan for DRG / DIP payment reform on November 19, 2021, which makes it clear that by the end of 2024, DRG / DIP payment reform will be carried out in all overall planning areas across the country. By the end of 2025, DRG / DIP payment will cover all qualified medical institutions providing inpatient services.
Healthcare system reform
In the past decade, the Chinese government promulgated several healthcare reform policies and regulations to reform the healthcare system. On March 17, 2009, the Communist Party of China Central Committee and the State Council jointly issued the Guidelines on Strengthening the Reform of Healthcare System. The State Council issued the Notice on the Issuance of the 13th Five-year Plan on Strengthening the Reform of Healthcare System on December 27, 2016. The General Office of the State Council issued a Notice on the Issuance of the 14th Five-year Medical-Security Plan on September 29, 2021. The General Office of the State Counsel issued a Notice on the Main Tasks for Strengthening the Reform of Healthcare System for each year of 2017, 2018, 2019, 2021, and 2022.
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

The key tasks of the reform in the 13th five-year period were as follows: (i) to deepen the reform of public hospitals, (ii) to accelerate the development of a graded diagnosis and treatment system, (iii) to consolidate and improve the universal medical insurance system, (iv) to guarantee drug supply, (v) to establish and improve a comprehensive supervision system, (vi) to cultivate talented health-care practitioners, (vii) to stabilize and perfect the basic public health service equalization system, (viii) to advance the construction of health information technology, (ix) to accelerate the development of the health services industry generally, and (x) to strengthen organization and implementation.
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

Other healthcare laws
Other Chinese healthcare laws
Advertising of pharmaceutical products
Pursuant to the Interim Administrative Measures for the Review of Advertisements for Drugs, Medical Devices, Health Food and Formula Food for Special Medical Purposes promulgated by the SAMR in December 2019 and effective in March 2020, an enterprise seeking to advertise its pharmaceutical products must apply for an advertisement approval number. The advertisement approval number is issued by the relevant local administrative authority. The validity term of the advertisement approval number for drugs shall be consistent with the shortest validity term of the pharmaceutical product marketing authorization, filing certificate or Pharmaceutical Manufacturing Permit. If no valid term is prescribed in the pharmaceutical product marketing authorization, filing certificate or Pharmaceutical Manufacturing Permit, the valid term of the advertisement approval number shall be two years. The content of an approved advertisement may not be altered without prior approval.
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
Measures for the supervision and administration of online drug sales
On August 3, 2022, the SAMR announced the Measures for the Supervision and Administration of Online Drug Sales (the “Measures”), which came into effect on December 1, 2022. The Measures set out a comprehensive regulatory framework for the online sale of drugs, including the online sale of prescription drugs and the regulation of trading platforms that engage in the online sale of drugs.
The Measures include six chapters and 42 articles. The main sections include: (i) the obligations, qualifications, and responsibilities of online drug sellers; (ii) the responsibilities of trading platforms for online drug sales; (iii) the supervision and management of online sales of prescription drugs; (iv) the division of responsibilities of drug regulators at all levels in the supervision of online drug sales; and (v) the legal liability for illegal online drug sales. Notably, both drug marketing authorization holders and drug distributors can qualify as online drug sellers. Online sale of prescription drugs is permitted, but drug retailers and providers of trading platforms for the online sale of prescription drugs must abide by the regulatory requirements specified in the Measures.
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
•the FDCA, which among other things, strictly regulates drug and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
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

Other significant Chinese regulation affecting our business activities in China

Chinese regulation of foreign investment
The establishment, operation and management of corporate entities in China are governed by the PRC Company Law, which was adopted by the SCNPC in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013 and October 2018. Under the PRC Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The PRC Company Law also applies to foreign-invested limited liability companies and foreign-invested companies limited by shares. Pursuant to the PRC Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail. In December 2021, the SCNPC issued the first draft amendment to the PRC Company Law for comment. The first draft amendment to the PRC Company Law has made roughly 70 substantive changes on the basis of the 13 chapters and 218 articles of the current PRC Company Law (rev. 2018). The amendment would (i) refine special provisions on state-funded companies; (ii) improve the company establishment and exit system; (iii) optimize corporate structure and corporate governance; (iv) optimize the capital structure; (v) tighten the responsibilities of controlling shareholders and management personnel; and (vi) strengthen corporate social responsibility. In December 2022, the SCNPC issued the second draft amendment to the PRC Company Law for comment. On the basis of the changes made in the previous draft, the second draft amended PRC Company Law has introduced numerous new provisions to further strengthen shareholder’s capital contribution responsibility, reinforce liabilities of directors and senior management by holding them jointly liable for their willful misconduct or gross negligence, optimize corporate structure and enhance corporate governance of listed companies, among other things. Listed companies are required to disclose information on shareholders and actual controllers in accordance with applicable laws. Shareholders are obliged to make capital contributions in advance at the request of a company or its creditor where the company is unable to pay its debts when they become due.

Investment activities in China by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council on February 11, 2002 and came into effect on April 1, 2002, and the latest Special Administrative Measures (Negative List) for Foreign Investment Access (2021) (the “Negative List”), which was promulgated by the Ministry of Commerce of the People’s Republic of China (the “MOFCOM”) and the NDRC on December 27, 2021 and took effect on January 1, 2022. The Negative List set out in a unified manner the restrictive measures, such as the requirements on shareholding percentages and management, for the access of foreign investments, and the industries that are prohibited for foreign investment. The Negative List covers 12 industries, and any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.
The Foreign Investment Law was promulgated by the NPC in March 2019 and become effective in January 2020. After the Foreign Investment Law came into force, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-foreign Equity Joint Ventures and the Law of the People’s Republic of China on Sino-foreign Contractual Joint Ventures have been repealed simultaneously. The investment activities of foreign natural persons, enterprises or other organizations (hereinafter referred to as foreign investors) directly or indirectly within the territory of China shall comply with and be governed by the Foreign Investment Law, including: (i) establishing by foreign investors of foreign-invested enterprises in China alone or jointly with other investors; (ii) acquiring by foreign investors of shares, equity, property shares, or other similar interests of Chinese domestic enterprises; (iii) investing by foreign investors in new projects in China alone or jointly with other investors; and (iv) other forms of investment prescribed by laws, administrative regulations or the State Council.
In December 2019, the State Council issued the Regulations on Implementing the Foreign Investment Law, which came into effect in January 2020. After the Regulations on Implementing the Foreign Investment Law came into effect, the Regulation on Implementing the Law on Sino-Foreign Equity Joint Ventures, Provisional Regulations on the Duration of Sino- Foreign Equity Joint Ventures, the Regulations on Implementing the Law on Wholly Foreign-Owned Enterprises and the Regulations on Implementing the Law on Sino-Foreign Cooperative Joint Ventures have been repealed simultaneously.
In December 2019, the MOFCOM and the SAMR issued the Measures for the Reporting of Foreign Investment Information, which came into effect in January 2020. After the Measures for the Reporting of Foreign Investment Information came into effect, the Interim Measures on the Administration of Filing for Establishment and Change of Foreign Invested Enterprises has been repealed simultaneously. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in China, the foreign investors or foreign-invested enterprises shall submit investment information to the relevant commerce administrative authorities pursuant to these measures.
Chinese regulation of commercial bribery
Pursuant to specific provisions in the Anti-Unfair Competition Law of the People’s Republic of China promulgated by the SCNPC on September 2, 1993, as amended on November 4, 2017 and on April 23, 2019 (the “PRC Anti-Unfair Competition Law”), commercial bribery is prohibited. Under the current effective PRC Anti-Unfair Competition Law, a business operator shall not resort to bribery, by offering money or goods or by any other means, to any of the following entities or individuals, in order to seek a transaction opportunity or competitive advantage: (i) any employee of the counterparty in a transaction; (ii) any entity or individual entrusted by the counterparty in a transaction to handle relevant affairs; or (iii) any other entity or individual that is to take advantage of powers or influence to influence a transaction. Administrative liability is directly imposed on the bribe maker, however, both the bribe maker and the bribe recipient are subject to civil and criminal liability.
In November 2022, the SAMR issued for public comments a draft revision to the PRC Anti-Unfair Competition Law. Under the draft revised law, offering benefits directly to the transaction counterparty might also be considered a commercial bribe, and the scope of commercial bribery has been expanded to include making a bribe with the help of a third party. Both the bribe maker and the bribe recipient are subject to administrative liability prescribed by the draft revised law.

Further, pharmaceutical companies involved in a criminal investigation or administrative proceedings related to bribery are listed in the Adverse Records of Commercial Briberies by its provincial health and family planning administrative department. Pursuant to the Provisions on the Establishment of Adverse Records of Commercial Briberies in the Medicine Purchase and Sales Industry which became effective on March 1, 2014, provincial health and family planning administrative departments formulate the implementing measures for the establishment of Adverse Records of Commercial Briberies. If a pharmaceutical company is listed in the Adverse Records of Commercial Briberies for the first time, their production is not required to be purchased by public medical institutions. A pharmaceutical company will not be penalized by the relevant Chinese government authorities merely by virtue of having contractual relationships with distributors or third-party promoters who are engaged in bribery activities, so long as such pharmaceutical company and its employees are not utilizing the distributors or third party promoters for the implementation of, or acting in conjunction with them in, the prohibited bribery activities. In addition, a pharmaceutical company is under no legal obligation to monitor the operating activities of its distributors and third-party promoters, and it will not be subject to penalties or sanctions by relevant Chinese government authorities as a result of failure to monitor their operating activities.
Chinese regulation of product liability
In addition to the strict new drug approval process, certain Chinese laws have been promulgated to protect the rights of consumers and to strengthen the control of medical products in China. Under current Chinese law, manufacturers and vendors of defective products in China may incur liability for loss and injury caused by such products. Pursuant to the General Principles of the Civil Law of the People’s Republic of China (the “PRC Civil Law”), promulgated on April 12, 1986 and amended on August 27, 2009, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury. The Civil Code of the People’s Republic of China (the “PRC Civil Code”), which was promulgated in May 2020 and became effective on January 1, 2021, amalgamates and replaces a series of specialized laws in civil law area, including the PRC Civil Law. The rules on product liability in the PRC Civil Code remain consistent with the rules in the PRC Civil Law.
On February 22, 1993, the Product Quality Law of the People’s Republic of China (the “Product Quality Law”) was promulgated to supplement the PRC Civil Law aiming to protect the legitimate rights and interests of the end-users and consumers and to strengthen the supervision and control of the quality of products. The Product Quality Law was revised on July 8, 2000, August 27, 2009 and December 29, 2018 respectively. Pursuant to the revised Product Quality Law, manufacturers who produce defective products and distributors who sell defective products may be subject to civil or criminal liability and revocation of their business licenses.
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
Chinese tort law
Under the Tort Law of the People’s Republic of China (the “Tort Law”), which became effective on July 1, 2010, if damages to other persons are caused by defective products due to the fault of a third party, such as the parties providing transportation or warehousing, the producers and the sellers of the products have the right to recover their respective losses from such third parties. If defective products are identified after they have been put into circulation, the producers or the sellers shall take remedial measures such as the issuance of a warning, the recall of products, etc. in a timely manner. The producers or the sellers shall be liable under tort if they fail to take remedial measures in a timely manner or have not made efforts to take remedial measures, thus causing damages. If the products are produced or sold with known defects, causing deaths or severe adverse health issues, the infringed party has the right to claim punitive damages in addition to compensatory damages. The PRC Civil Code amalgamated and replaced the Tort Law effective January 1, 2021. The rules on tort in the PRC Civil Code are generally consistent with the Tort Law.
Chinese regulation of intellectual property rights
China has made substantial efforts to adopt comprehensive legislation governing intellectual property rights, including patents, trademarks, copyrights and domain names.

Patents
Pursuant to the PRC Patent Law, most recently amended in December 2008 and October 2020, and its implementation rules, most recently amended in January 2010, patents in China fall into three categories: invention, utility model and design. An invention patent is granted to a new technical solution proposed in respect of a product or method or an improvement of a product or method. A utility model is granted to a new technical solution that is practicable for application and proposed in respect of the shape, structure or a combination of both of a product. A design patent is granted to the new design of a certain product in shape, pattern or a combination of both and in color, shape and pattern combinations aesthetically suitable for industrial application. Under the PRC Patent Law, the term of patent protection starts from the date of application. Patents relating to invention are effective for twenty years, and utility models and designs are effective for ten and fifteen years, respectively, from the date of application. The PRC Patent Law adopts the principle of “first-to-file” system, which provides that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first.
Existing patents can become narrowed, invalid or unenforceable due to a variety of grounds, including lack of novelty, creativity and deficiencies in patent application. In China, a patent must have novelty, creativity and practical applicability. Under the PRC Patent Law, novelty means that before a patent application is filed, no identical invention or utility model has been publicly disclosed in any publication in China or overseas or has been publicly used or made known to the public by any other means, whether in or outside of China, nor has any other person filed with the patent authority an application that describes an identical invention or utility model and is recorded in patent application documents or patent documents published after the filing date. Inventiveness means that, compared with existing technology, an invention has prominent substantial features and represents notable progress, and a utility model has substantial features and represents any progress. Practical applicability means an invention or utility model can be manufactured or used and may produce positive results. Patents in China are filed with the CNIPA. Normally, the CNIPA publishes an application for an invention patent within 18 months after the filing date, which may be shortened at the request of applicant. The applicant must apply to the CNIPA for a substantive examination within three years from the date of application.
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
Patent term extension and adjustment
The PRC Patent Law, which was most recently amended by the SCNPC on October 17, 2020, and became effective on June 1, 2021, for the first time, provides for patent term extension and adjustments for certain patents. Under the PRC Patent Law, patent term extensions can be obtained for regulatory delays in the review and approval of new drugs but are limited to no more than five years and the total post-marketing patent term of the new drug cannot exceed 14 years. The PRC Patent Law also provides for patent term adjustments where there is an unreasonable delay caused during patent examination. A patentee may apply for a patent term adjustment where the patent is granted at least four years after the filing date, and at least three years after substantive examination was requested. It remains to be seen how the patent term extensions and adjustments under the PRC Patent Law will be implemented. The Chinese government published draft amendments to the Implementing Regulations of the Patent Law on November 27, 2020, which provides further details on what is an unreasonably delay in respect of patent term adjustments and proposes certain limitations on the types of patents eligible for patent term extensions, details of how amount of the extension would be determined and applicability to drug products covered by the relevant patent. For example, there is a risk that the patent term extension will only apply where approval in Mainland China by the NMPA is the first approval anywhere in the world.

Patent linkage
The PRC Patent Law describes the general principles of linking generic drug applications to pharmaceutical patent protection, also known as Patent Linkage. In July 2021, the NMPA and the China National Intellectual Property Administration (“CNIPA”), jointly published the Measures for Implementing an Early-Stage Resolution Mechanism for Pharmaceutical Patent Disputes (Tentative) (“Measures on Patent Linkage”), providing an operating mechanism for Patent Linkage. Upon notification of generic applications and certifications, if the patentee or the interested person disagrees, the patentee or the interested person will need to file a claim with the court or the CNIPA within 45 days after the CDE’s publication and must submit a copy of the case acceptance notification to the CDE within 15 working days after the case acceptance date. Otherwise, the NMPA can proceed with the technical review and approval. For chemical drugs, the NMPA would initiate a nine-month approval stay period upon notification. If the patentee or the interested person cannot secure a favorable court judgment or a decision from the CNIPA within the nine-month period, the NMPA can grant marketing authorization to the generic applicant after the nine-month period expires.
Patent enforcement
Unauthorized use of patents without consent from owners of patents, forgery of the patents belonging to other persons, or engagement in other patent infringement acts, will subject the infringers to infringement liability. Serious offenses such as forgery of patents may be subject to criminal penalties.
When a dispute arises out of infringement of the patent owner’s patent right, Chinese law requires that the parties first attempt to settle the dispute through mutual consultation. However, if the dispute cannot be settled through mutual consultation, the patent owner, or an interested party who believes the patent is being infringed, may either file a civil legal suit or file an administrative complaint with the relevant patent administration authority. A Chinese court may issue a preliminary injunction upon the patent owner’s or an interested party’s request before instituting any legal proceedings or during the proceedings. Damages for infringement are calculated as the loss suffered by the patent holder arising from the infringement, or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be determined by using a reasonable multiple of the license fee under a contractual license. Statutory damages may be awarded in the circumstances where the damages cannot be determined by the above-mentioned calculation standards. The damage calculation methods shall be applied in the aforementioned order. Generally, the patent owner has the burden of proving that the patent is being infringed. However, if the owner of an invention patent for manufacturing process of a new product alleges infringement of its patent, the alleged infringer has the burden of proof.
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
•Any person who uses the relevant patents solely for the purposes of scientific research and experimentation; or

•Any person who manufactures, uses or imports patented drug or patented medical equipment for the purpose of providing information required for administrative approval, or manufactures, users or imports patented drugs or patented medical equipment for the above mentioned person.
However, if patented drugs are utilized on the ground of exemptions for unauthorized manufacture, use, sale or import of patented drugs prescribed in PRC Patent Law, such patented drugs cannot be manufactured, used, sold or imported for any commercial purposes without authorization granted by the patent owner.
Trade secrets
According to the PRC Anti-Unfair Competition Law, the term “trade secrets” refers to technical and business information that is unknown to the public that has utility and may create business interests or profits for its legal owners or holders, and is maintained as a secret by its legal owners or holders.
Under the PRC Anti-Unfair Competition Law, business persons are prohibited from infringing others’ trade secrets by: (i) obtaining the trade secrets from the legal owners or holders by any unfair methods such as theft, bribery, fraud, coercion, electronic intrusion, or any other illicit means; (ii) disclosing, using or permitting others to use the trade secrets obtained illegally under item (i) above; (iii) disclosing, using or permitting others to use the trade secrets, in violation of any contractual agreements or any requirements of the legal owners or holders to keep such trade secrets in confidence; or (iv) instigating, inducing or assisting others to violate confidentiality obligation or to violate a rights holder’s requirements on keeping confidentiality of trade secrets, disclosing, using or permitting others to use the trade secrets of the rights holder. If a third party knows or should have known of above mentioned illegal conduct but nevertheless obtains, uses or discloses trade secrets of others trade secrets, the third party may be deemed to have committed a misappropriation of the others’ trade secrets.
The measures to protect trade secrets include oral or written non-disclosure agreements or other reasonable measures to require the employees of, or persons in business contact with, legal owners or holders to keep trade secrets confidential. Once the legal owners or holders have asked others to keep trade secrets confidential and have adopted reasonable protection measures, the requested persons bear the responsibility for keeping the trade secrets confidential.
Trademarks and domain names
Trademarks. According to the Trademark Law of the People’s Republic of China, promulgated by the SCNPC in August 1982, as amended in February 1993, October 2001, August 2013 and April 2019 and its implementation rules (collectively, the “Trademark Law”), the Trademark Office of China National Intellectual Property Administration is responsible for the registration and administration of trademarks throughout China. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. As of December 31, 2022, we had four trademark applications pending in Mainland China, nine trademarks registered in Mainland China, five trademarks registered in Hong Kong, three trademarks registered in Singapore, one trademark application pending in Singapore, one trademark application pending in the United States, four trademarks registered in Taiwan, four trademarks registered in Macau, six trademark applications pending in Macau, two trademark applications pending in South Korea, one trademark application pending in Thailand, two trademark applications pending in Cambodia, two trademarks registered in Indonesia and two trademarks registered in the Philippines.
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
PRC Anti-Monopoly Law
On June 24, 2022, the SCNPC published amendments to the PRC Anti-Monopoly Law (the “amended AML”), which came into effect on August 1, 2022. The amended AML formally implements China’s latest anti-monopoly policies by, among other things, improving regulatory rules for anti-competitive agreements, expressly addressing monopoly issues in the platform economy, and substantially increasing the penalties for violating the law.

The improvements of the regulatory rules for anti-competitive agreements made by the amended AML mainly includes: (i) expressly stipulating that an agreement which fixes or limits resale prices, that is, a vertical anti-competitive agreement, is not prohibited if relevant business operators can prove that such agreement does not have the effect of eliminating or restricting competition; (ii) formally provides the “safe harbor” regime which stipulates that a vertical anti-competitive agreement is not prohibited, if the parties’ market share in the relevant market is lower than the market share percentage set by the anti-monopoly enforcement agency and other conditions established by the anti-monopoly enforcement agency are met; (iii) codifies that business operators shall not organize other business operators to reach a monopoly agreement or provide substantial assistance for other business operators to reach a monopoly agreement.
The amended AML formally extends the anti-monopoly regulatory regime to the platform economy by outlining the general principal that business operators shall not engage in monopolistic activities, such as by taking advantage of data and algorithms, technology, capital advantage, and platform rules. The amended AML also specifically prohibits business operators from abusing market dominance, such as by using data and algorithms, technology, and platform rules.
Penalties for violation of the AML have been substantially increased by the amended AML. For example, according to the amended AML, if a company completes a concentration of business in violation of the AML that will have or is likely to have the effect of eliminating or restricting competition, in addition to other remedial measures, a fine of up to 10% of the last year’s sales revenue may be imposed. If the concentration of business in violation of the AML completed by the company does not have the effect of eliminating or restricting competition, a fine of up to RMB 5 million may be imposed. In the case that the aforementioned violation has particularly serious circumstances, bad impact, or consequences, the fine imposed may be further increased to between two and five times the aforementioned fine amount.
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
Pursuant to the Work Safety Law of the People’s Republic of China effective on November 1, 2002 and amended on August 27, 2009, August 31, 2014 and June 10, 2021, manufacturers must establish a comprehensive management system to ensure manufacturing safety in accordance with applicable laws, regulations, national standards, and industrial standards. Manufacturers not meeting relevant legal requirements are not permitted to commence their manufacturing activities.
Pursuant to the Good Manufacturing Practice effective on March 1, 2011, manufacturers of pharmaceutical products are required to establish production safety and labor protection measures in connection with the operation of their manufacturing equipment and manufacturing process.
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

Regulations relating to foreign exchange registration of offshore investment by Chinese residents
In July 2014, the State Administration of Foreign Exchange (the “SAFE”) issued SAFE Circular 37 and its implementation guidelines. Pursuant to SAFE Circular 37 and its implementation guidelines, residents of China (including Chinese institutions and individuals) must register with local branches of SAFE in connection with their direct or indirect offshore investment in an overseas special purpose vehicle (“SPV”) directly established or indirectly controlled by Chinese residents for the purposes of offshore investment and financing with their legally owned assets or interests in domestic enterprises, or their legally owned offshore assets or interests. Such Chinese residents are also required to amend their registrations with SAFE when there is a change to the basic information of the SPV, such as changes of a Chinese resident individual shareholder, the name or operating period of the SPV, or when there is a significant change to the SPV, such as changes of the Chinese individual resident’s increase or decrease of its capital contribution in the SPV, or any share transfer or exchange, merger, division of the SPV. Failure to comply with the registration procedures set forth in the SAFE Circular 37 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate, the capital inflow from the offshore entities and settlement of foreign exchange capital, and may also subject relevant onshore company or Chinese residents to penalties under Chinese foreign exchange administration regulations.
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
In January 2017, the SAFE issued the Notice on Improving the Check of Authenticity and Compliance to Further Promote the Reform of Foreign Exchange Control, which stipulates several capital control measures with respect to outbound remittance of profits from domestic entities to offshore entities, including the following: (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Moreover, domestic entities shall provide detailed explanations of the sources of capital and the utilization arrangements and board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

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

Chinese regulations on securities offering and listing outside of China
On February 17, 2023, the CSRC promulgated a new set of regulations consists of the Trial Measures and five supporting guidelines which will come into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form.
The Trial Measures and supporting guidelines apply to overseas offerings by domestic companies of equity shares, depository receipts, convertible corporate bonds, or other equity-like securities, and overseas listing of the securities for trading. Both direct and indirect overseas securities offering and listing by domestic companies would be regulated, of which the former refers to securities offering and listing in an overseas market made by a joint-stock company incorporated domestically, and the latter refers to securities offering and listing in an overseas market made in the name of an offshore entity, while based on the underlying equity, assets, earnings or other similar rights of a domestic company which operates its main business domestically. According to the Trial Measures, if an issuer meets the following conditions, the offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) the total assets, net assets, revenues or gross profits of the domestic companies of the issuer in the most recent financial year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements over the same period; (ii) the majority of the senior management in charge of business operation and management of the issuer are Chinese citizens or habitually reside in China, or its main places of business operation are located in China or main parts of business activities are conducted in China.
Under the Trial Measures and supporting guidelines, a filing-based regulatory system would be implemented covering both direct and indirect overseas offering and listing. For an indirect initial public offering and listing in an overseas market, the issuer shall designate a major domestic operating entity to submit the filing documents to the CSRC within three working days after such application of overseas offering and listing is submitted. The CSRC would, within 20 working days if filing documents are complete and in compliance with the stipulated requirements, complete the filing and publish the filing information on the CSRC’s official website. While for confidential filings of overseas offering and listing application documents, the designated filing entity may apply for an extension of the publication of such filing. The issuer shall report to the CSRC within three working days after the overseas offering and listing application documents become public. In addition, subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three working days after the offering is completed.
Meanwhile, overseas offering and listing would be prohibited under certain circumstances, including but not limited to that (i) the offering and listing are expressly forbidden by the Chinese laws, regulations and relevant rules; (ii) the intended overseas securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with laws or (iii) there are material disputes with regard to the ownership of the equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. If a domestic company falls into the circumstances where overseas offering and listing is prohibited prior to the overseas offering and listing, the domestic company shall postpone or terminate the intended overseas offering and listing, and report to the CSRC and competent authorities under the State Council in a timely manner.
If domestic companies fail to fulfill the above-mentioned filing procedures or offer and list in an overseas market against the prohibited circumstances, they may be warned and fined up to RMB10 million. The controlling shareholders, and actual controllers of such domestic companies that organize or instruct the aforementioned violations may be fined up to RMB10 million and directly liable persons-in-charge and other directly liable persons may be each fined up to RMB 5 million..
Auxiliary rules for the regulations on supervision and administration of medical devices
On February 9, 2021, the State Council published new Regulations on Supervision and Administration of Medical Devices, or Order 739, which became effective on June 1, 2021. This top-level medical device administrative regulation contains a number of important changes, the practical effects of which will be implemented in corresponding auxiliary regulations and rules. Recently, a series of regulations have been amended accordingly to support the implementation of Order 739 in terms of the production, distribution and clinical trials of medical devices.
•Measures for the Supervision and Administration of the Production of Medical Devices

On May 1, 2022, a revised version of the Measures for the Supervision and Administration of the Production of Medical Devices, or Order 53, promulgated by the SAMR, became effective. All medical device manufacturing activities within China should comply with Order 53. Order 53 clarifies the responsibilities and obligations of medical device registrants/record-filing applicants and their entrusted manufacturers where applicable. Order 53 also establishes a medical device reporting system with an aim to improve administration of medical device production. The reporting system consists of several types of reports, including annual self-inspection report, production product variety report, production conditions change report, re-production report and recall and disposal report. The medical device registrants/ record-filing applicants and/or the medical device manufacturers need to submit corresponding reports to the local relevant Medical Product Administrations in accordance with Order 53.

•Measures for the Supervision and Administration of the Distribution of Medical Devices

On May 1, 2022, a revised version of the Measures for the Supervision and Administration of the Distribution of Medical Devices, or Order 54, promulgated by SAMR, came into effect. All medical device distribution activities within China should comply with Order 54. Under Order 54, explicit regulatory requirements were introduced to distributors of medical devices. For example, Order 54 requires medical device distributors to establish a quality management system and adopt quality control measures covering the total process of distribution and submit annual self-inspection reports to local relevant medical product administrations.

•Good Practices for Medical Device Clinical Trials

On May 1, 2022, a revised version of the Good Practices for Medical Device Clinical Trials, or 2022 Medical Device GCP, jointly released by the NMPA and the National Health Commission, came into effect. All medical device clinical trials that have not passed ethics review by May 1, 2022 must be conducted in compliance with the 2022 Medical Device GCP, if they were conducted for the purpose of applying for medical device registrations. The 2022 Medical Device GCP specifies responsibilities of each party participating in a medical device clinical trial, in particular the responsibilities of the sponsor. The 2022 Medical Device GCP no longer requires clinical trials of medical devices to be conducted in two or more clinical trial institutions. This will make it easier for medical device companies to conduct medical device registration studies.
Other Chinese national- and provincial-level laws and regulations
We are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patients’ medical information and the circumstances under which patient medical information may be released for inclusion in our databases, or released by us to third parties. These laws and regulations governing both the disclosure and the use of confidential patient medical information may become more restrictive in the future.
We also comply with numerous additional national and provincial laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, and fire hazard control in all material aspects. We believe that we are currently in compliance with these laws and regulations in material aspects; however, we may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could therefore have a material adverse effect on our business, results of operations and financial condition.
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

We have entered into clinical supply agreements with our licensing partners with respect to certain of our product candidates, and expect to enter into additional clinical supply agreements related to other product candidates. We believe that these clinical supply agreements will be sufficient to accommodate our planned clinical trials of our current product candidates. We currently do not have any commercial supply contracts for our product candidates and we are in discussions with, or plan to have discussions with, our licensing partners to enter into such commercial supply contracts. We may need to obtain additional manufacturing arrangements to meet our future clinical and commercial needs, which would require significant capital investment.
Employees and human capital resources
As of December 31, 2022, we had 163 full-time employees. Of these full-time employees, 61 employees are engaged in research and development activities and 102 are engaged in general and administrative activities. As of December 31, 2022, 17 employees were employed in the United States and 146 employees were employed in Greater China and South East Asia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), the regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business. Our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, materially and adversely impacting our operating results.
China has implemented extensive data protection, privacy and information security rules and is considering a number of additional proposals relating to these subject areas. Based on our understanding of these laws, regulations and policies, some of which were only recently enacted, and the government regulators’ interpretation of those legal requirements as applied to biopharmaceutical companies like us, we believe we are compliant with all of our material legal obligations. Nevertheless, we face significant uncertainties and risks which, as explained below, may materially and adversely affect our operations.
General risks surrounding the types of data we process and types of processing activities in which we engage
We do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China. We do, however, collect and maintain de-identified or anonymized health data for clinical trials in compliance with local regulations. This data could be deemed by government regulators to be “personal information,” “important data,” or “core data.” Under the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”) and the Data Security Law, data categorized as core data or important data, the latter of which will be determined by governmental authorities in the form of catalogs which have not been published, is to be processed and handled with a higher level of protection, but what data constitutes core data or important data is currently not clearly defined except for certain industry sections. Therefore, in order to comply with the statutory requirements, we will need to determine whether we possess core data or important data, monitor the important data catalogs that are expected to be published by local governments and industry regulators, perform risk assessments and comply with reporting obligations to applicable regulators. We may also be required to disclose to regulators business-sensitive or network security-sensitive details regarding our processing of core data or important data.
With China’s growing emphasis on its sovereignty over data derived from China, the outbound transmission of de-identified or anonymized health data for clinical trials may be subject to the new national security legal regime, including the Cyber Security Law, Data Security Law, the PIPL, the HGR Regulations and various implementing regulations and standards. Due to operational needs, we may from time to time transfer and store personal data and information outside of China in the future. Therefore, we will need to comply with the increasingly strict regulations over cross-border data transfers and monitor any new rules or regulations published by local governments and industry regulators.
Cybersecurity
The Cyber Security Law, which became effective in 2017, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt an MLPS, under which network operators are required to perform obligations of security protection to ensure that their networks are free from interference, disruption or unauthorized access, and prevent network data on their networks from being disclosed, stolen or tampered. Under the MLPS, entities’ operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong, from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

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
Establishing and maintaining such systems and complying with such requirements takes substantial time, effort, and cost, and we may not be able to establish and maintain such systems or comply with such requirements as fully as needed for compliance with our legal obligations. Despite our investment, such systems and compliance efforts may not adequately protect us or enable us to appropriately respond to or mitigate all data compliance risks or data security and network security risks or incidents we face.
Cybersecurity review
Following the Draft Data Security Management Regulations, the Cybersecurity Review Measures, which came into effect on February 15, 2022, confirmed that critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, are required to conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review.
Pursuant to the Draft Data Security Management Regulations, data processors seeking to list on foreign stock markets shall assess their data security themselves or through data security service organizations annually, and submit the assessment reports to relevant competent authorities.
We have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator” or “online platform operator” or requiring us to go through cybersecurity review procedures by the CAC pursuant to the Cybersecurity Review Measures. Based on our understanding of the Cybersecurity Review Measures and the Draft Data Security Management Regulations, if enacted as currently proposed, we do not expect ourselves to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over Mainland China’s national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information of more than one million users or individuals. However, there remains uncertainty as to how the Cybersecurity Review Measures and the Draft Data Security Management Regulations, if enacted as currently proposed, will be interpreted or implemented and whether Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Cybersecurity Review Measures and the proposed Draft Data Security Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Cybersecurity Review Measures, the Draft Data Security Management Regulations, if enacted, or other laws and regulations related to privacy, data protection and information security.
It is also unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. Mainland China’s regulators may impose penalties for non-compliance ranging from fines to suspension of operations, and this could lead to us delisting from the U.S. stock market. Currently, we have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect.
Cross-border data transfer requirements (security assessment; certification; standard contract)
China continues to strengthen its regulation of cross-border transfers out of Mainland China of data, including important data and personal information.

The requirement for some data processors to store personal information or important data in China, unless certain legally recognized protective measures are undertaken, was first introduced in 2017 under the Cyber Security Law, but is now solidified through the publication of the PIPL and the Security Assessment Measures. The PIPL requires that personal information processors processing certain quantities of personal information in accordance with relevant laws and regulations and need to transfer such information out of Mainland China to pass a security assessment organized by Chinese cyberspace regulators, and all other personal information processors that are not required to pass the security assessment and need to transfer out of Mainland China personal information to either: (i) undergo certification by specialized certification agencies in accordance with relevant regulations, (ii) conclude a standard contract designated by China cyberspace regulators with the overseas recipient of the personal information, or (iii) satisfy other conditions contemplated by laws, administrative regulations or Chinese cyberspace regulators. In addition to the above, personal information processors that need to transfer out of Mainland China personal information shall conduct a privacy impact assessment.
Notably, the PIPL provides for significant fines for serious violations of up to RMB 50 million, or 5% of annual revenues from the prior year and violators may also be ordered to suspend any related activity by competent authorities. We do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China. We do, however, collect and maintain de-identified or pseudonymized health data for clinical trials in compliance with local regulations. This data could be deemed as personal data or important data. We may transfer and store personal data and information that whistleblowers provide through our whistleblower hotline to, in, and using centralized databases and systems located in the United States, Mainland China, and Hong Kong. In addition, we have engaged a third-party data processor to process the personal data and information that such whistleblowers provide, on our behalf. Such personal data and information will be stored in one or more databases located on servers hosted and operated by the third party, in the United States.
To implement the security assessment mechanisms for cross-border transfers out of China of data under the Cyber Security Law, the Data Security Law, and the PIPL, the CAC promulgated the Security Assessment Measures, which took effect on September 1, 2022, and published the Security Assessment Guide on August 31, 2022. Under the Security Assessment Measures, a mandatory security assessment is required for data transfers out of Mainland China under any of the following circumstances: (i) transfer of important data by data processors; (ii) transfer of personal information by critical information infrastructure operators and data processors that process personal information of more than one million individuals; (iii) transfer of personal information by data processors that have transferred either personal information of over 100,000 individuals or sensitive personal information of over 10,000 individuals abroad since January 1 of the preceding year; and (iv) other situations as determined by the CAC. The Security Assessment Measures have retroactive effect for relevant cross-border data transfers out of Mainland China conducted prior to September 1, 2022, and data processors are required to undergo mandatory security assessment for such prior relevant cross-border data transfers by February 28, 2023. We do not believe, based on our understanding of the Security Assessment Measures that our transfers of data out of Mainland China currently or in the past require us to undergo a mandatory security assessment under the Security Assessment Measures, but we may in the foreseeable future conduct cross-border data transfers of data that require us to undergo a mandatory security assessment under the Security Assessment Measures for such transfers.
To implement the standard contract mechanism for cross-border transfers out of China of personal information under the PIPL, on February 24, 2023, the CAC published the PRC Standard Contract, which will come into effect on June 1, 2023. Once this comes into effect, personal information processors may conclude a PRC Standard Contract with overseas recipients of personal information to comply with PIPL requirements for cross-border transfers out of Mainland China of personal information that do not need to undergo a security assessment.
To implement the personal information protection certification mechanism for cross-border transfers out of China of personal information under the PIPL, on November 4, 2022, the CAC and SAMR jointly issued the Notification on the Implementation of Personal Information Protection Certification. In parallel, on December 16, 2022, the National Information Security Standardization Technical Committee released an updated version of the Certification Specification which provides the general principles and detailed requirements for personal information processors engaging in the cross-border transfer out of Mainland China of personal information to meet in order to obtain a personal information protection certification from qualified certification institutions for cross-border transfers out of China of personal information governed by the PIPL.

Transferring data to foreign law enforcement agencies or judicial authorities
The Data Security Law and PIPL prohibit entities in Mainland China from transferring data (including personal information) stored in Mainland China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. We may need to pass a government security review or obtain government approval in order to share data (including personal information) stored in Mainland China with judicial and law enforcement authorities outside of Mainland China. Therefore, if judicial and law enforcement authorities outside Mainland China require us to provide data stored in Mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of Mainland China. Recently, the CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law of the People’s Republic of China (the “National Security Law”), the Cyber Security Law and the Cybersecurity Review Measures, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.”
Industry and local regulations
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in Mainland China. For example, the HGR Regulation prohibits both onshore and offshore entities established or actually controlled by foreign entities and individuals from collecting or biobanking any China-Sourced HGR in China, as well as providing such China-Sourced HGR outside of China. Chinese parties are required to seek an advance approval for the collection and biobanking of all China-Sourced HGR. Approval for any export or cross-border transfer of China-Sourced HGR in the form of biospecimens is required, and transfer of derived data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data with the Human Genetic Resources Administration of China (the “HGRAC”) for record purposes and to obtain a notification filing number in order to transfer the data. The HGR Regulation also requires that foreign parties or entities established or actually controlled by them ensure the full participation of Chinese parties in international collaborations and share all records and data with the Chinese parties.
To further tighten the control of China-Sourced HGR, the SCNPC issued the Eleventh Amendment to the Criminal Law of the People’s Republic of China on December 26, 2020, which became effective on March 1, 2021, criminalizing the illegal collection of China-Sourced HGR and the illegal transfer of China-sourced biospecimens outside of Mainland China. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to seven years and/or a criminal fine. In October 2020, the SCNPC adopted the Biosecurity Law, which became effective on April 15, 2021. The Biosecurity Law will establish an integrated system to regulate biosecurity-related activities in Mainland China, including, among others, the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declared that Mainland China has sovereignty over its HGR, and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of China-Sourced HGR by foreign parties or entities established or actually controlled by them in Mainland China. Though the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by Mainland China’s highest legislative authority, it gives Mainland China’s primary regulator of HGR, the Ministry of Science and Technology, or MOST, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for China-Sourced HGR will evolve and become even more rigorous and sophisticated. In addition, the interpretation and application of data protection laws in Mainland China and elsewhere are often uncertain and in flux.
So far, the HGRAC has disclosed a number of HGR violation cases. In one case, the sanctioned party was the Chinese subsidiary of a multinational pharmaceutical company that was found to have illegally transferred certain biospecimens to CROs for conducting certain unapproved research. In addition to a written warning and confiscation of relevant human genetic materials, the Chinese subsidiary of the multinational pharmaceutical company was requested by the HGRAC to take rectification measures and was also banned by the HGRAC from submitting any clinical trial applications until the HGRAC was satisfied with the rectification results, which rendered it unable to initiate new clinical trials in Mainland China until the ban was lifted. In another case, the CRO engaged by the Chinese subsidiary of a multinational pharmaceutical company was found to have forged an ethics committee approval in order to accelerate the HGRAC approval. Both the Chinese subsidiary of the multi-national pharmaceutical company and the CRO were debarred from initiating new applications for a period of 6 to 12 months, respectively.

Uncertainties about our compliance with the changing legal landscape despite our best efforts
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the Cyber Security Law, the Data Security Law, the PIPL and other related laws and regulations could significantly increase the cost to us of providing our products, require significant changes to our operations or even prevent us from providing certain products in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, products or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law, the PIPL and/or related laws and regulations. Any failure on our part to comply with such laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. If the Chinese parties fail to comply with data protection, data privacy and cybersecurity laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, we may lose our confidential information and be subject to litigation and government enforcement actions. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our or our collaborators’ practices, potentially resulting in suspension of relevant ongoing clinical trials or delays in the initiation of new trials, delays in sharing or an inability to share or receive clinical trial data with or from our collaborators, confiscation of China-Sourced HGR, administrative fines, disgorgement of illegal gains, or temporary or permanent debarment of our or our collaborators’ entities and responsible persons from further clinical trials and, consequently, a de-facto ban on the debarred entities from initiating new clinical trials in Mainland China. In addition, a data breach affecting personal information, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law, the PIPL, the Cyber Security Law, the Cybersecurity Review Measures and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital in the U.S. market in the future.
The national security legal regime imposes stricter data localization requirements on personal information and human health-related data and requires us to undergo cybersecurity or other security review and assessments, obtain government approval or certification, implement technical and organizational measures for data privacy and protection, conduct privacy impact assessments, or put in place certain contractual protections before transferring personal information and human health-related data out of Mainland China. As a result, personal information, important data and health and medical data that we or our customers, vendors, clinical trial sites, pharmaceutical partners and other third parties collect, generate or process in Mainland China may be subject to such data localization requirements and heightened regulatory oversight and controls. We may need to maintain local data centers in Mainland China, enter into standard contracts with the overseas recipients of any personal information processed by us, conduct privacy impact assessments, undergo security assessments, or obtain the requisite approvals from the Chinese government for the transmission outside of Mainland China of such controlled information and data, which could significantly increase our operating costs or cause delays or disruptions in our business operations in and outside Mainland China. We expect that the evolving regulatory interpretation and enforcement of the national security legal regime will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. If our operations, or the operations of our CROs, licensees or partners, are found to be in violation of these requirements, we may suffer loss of use of data, suffer a delay in obtaining regulatory approval for our products, be unable to transfer data out of Mainland China, be unable to comply with our contractual requirements, suffer reputational harm, or be subject to penalties, including administrative, civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. If any of these were to occur, it could materially adversely affect our ability to operate our business and our financial results.

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
Furthermore, On February 17, 2023, the CSRC promulgated a new set of regulations consists of the Trial Measures and five supporting guidelines which will come into effect on March 31, 2023, to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form.
As of the date of this Annual Report on Form 10-K, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filing or other procedures in connection with previous offerings of our equity securities to foreign investors from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. Based on our understanding of the newly issued Trial Measures and the supporting guidelines after they come into effect on March 31, 2023, we will not at once be required to submit an application to the CSRC for previous offerings of our equity securities to foreign investors. However, if we intend to make any subsequent securities offerings in the same overseas market, we may be required to submit filings with the CSRC within three working days after any such subsequent securities offering is completed. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If it is determined in the future that the approval of, filing or other procedure with the CSRC or any other regulatory authority is required with respect to previous offerings of our equity securities to foreign investors, or if we are required to complete relevant procedures for future offerings of our equity securities to foreign investors, it is uncertain whether we will be able and how long it will take for us to obtain the approval or complete the filing or other procedure or obtain a waiver for such procedures, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approvals, filing or other procedures, we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in mainland China, limit our ability to pay dividends outside of mainland China, limit our operations in mainland China, delay or restrict the repatriation of the proceeds from our public offerings into mainland China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs. Any uncertainties and/or negative publicity regarding the aforementioned approval(s), filing or other procedure(s), the interpretation and implementation of existing laws and regulations, or any further laws, regulations or interpretations that may be released and enacted in the future could have a material adverse effect on the trading price of the ADSs.
To operate our general business activities currently conducted in China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied.

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
Although the audit report included in this Annual Report on Form 10-K is prepared by U.S. auditors who are currently inspected by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by auditors that are completely inspected by the PCAOB and, as such, our investors may in the future be deprived of such inspections, which could result in limitations or restrictions to our ability to access the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) or the Consolidated Appropriations Act, 2023 (the “CAA”) if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely or the SEC identifies us as a Commission-Identified Issuer (as defined below), and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities.
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
Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCA Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years (as opposed to the three years stipulated under the HFCA Act). On December 29, 2022, the President signed the CAA into law. The CAA contained, among other things, an identical provision to the proposed AHFCA Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. Our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our ADSs being delisted.

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
Although a portion of the total audit hours for our December 31, 2022 audit were provided by the local China member firm, our principal auditor is headquartered in the United States and is an independent registered public accounting firm that has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our principal auditor is not headquartered in Mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determination.
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
On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in Mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. In the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause trading in our securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist our securities.

While there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, including the Statement of Protocol, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators or Nasdaq. In December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China. Until a new determination is reached by the PCAOB, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCA Act. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, if the PCAOB were to issue a new determination regarding limitations on its ability to inspect or investigate our independent auditor and we were to fail to meet the audit requirements of the HFCA Act for two consecutive years, we may be prohibited from listing our securities on a national securities exchange and be delisted from the Nasdaq. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.
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
On January 1, 2020, the Foreign Investment Law of the People’s Republic of China (“Foreign Investment Law”) took effect. The Foreign Investment Law imposes information reporting requirements on foreign investors and the applicable foreign invested entities. Non-compliance with the reporting requirements will result in corrective orders and fines between RMB 100,000 and RMB 500,000. The Foreign Investment Law imposes the duties of keeping trade secrets of foreign investors and foreign-invested entities confidential on the administrative authorities to protect intellectual property rights of foreign investors and foreign-invested entities. No administrative authorities or their staff members may compel technology transfer by administrative means or illegally reveal or provide trade secrets of foreign-invested entities to third parties.
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
Our Chinese subsidiaries’ ability to obtain currency exchange is subject to significant foreign exchange controls and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the SAFE. In particular, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local branch of SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with the SAMR or its local branch, reporting of foreign investment information with the Ministry of Commerce of the People’s Republic of China (the “MOFCOM”) or its local branch or registration with other governmental authorities in China.
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
Chinese regulations and rules concerning mergers and acquisitions including the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”) and other regulations and rules with respect to mergers and acquisitions establish additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have an impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or Chinese time-honored brand. Moreover, according to the Anti-Monopoly Law of the People’s Republic of China promulgated on August 30, 2007 and amended on August 1, 2022, and the Provisions on Thresholds for Reporting of Concentrations of Undertakings issued by the State Council in August 2008 and amended in September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly enforcement agency of the State Council when the applicable threshold is crossed and such concentration shall not be implemented without the clearance of prior reporting. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in China, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. As such our ability to expand our business or maintain or expand our market share through future acquisitions would be materially and adversely affected.
Our business may benefit from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies may have an adverse effect on our results of operations.
In the past, local governments in Mainland China have granted certain financial incentives from time to time to Chinese entities as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of any government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to amend or terminate the relevant financial incentive policies or to reduce or eliminate incentives at any time. In addition, some government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we fail to do so we may be deprived of the relevant incentives. We have received certain financial grants from the Science and Technology Commission of Shanghai Municipality. We cannot assure you of the continued availability of any government incentives we do receive, nor the availability of any new government incentives. Any reduction or elimination of such incentives may have an adverse effect on our results of operations.

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
We believe that neither we nor any of our subsidiaries outside of China is a China resident enterprise for Chinese tax purposes. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities, and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the Chinese tax authorities determine that we or any of our subsidiaries outside of China is a Chinese resident enterprise for EIT purposes, that entity would be subject to a 25% EIT on its global income. If such entity derives income other than dividends from its wholly owned subsidiaries in China, a 25% EIT on its global income may increase our tax burden.
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

According to the Foreign Investment Law and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. According to the PRC Company Law and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund.
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
However, as there is a lack of clear statutory interpretation, we face uncertainties regarding the reporting required for and impact on future private equity financing transactions, share exchanges or other transactions involving the transfer of shares in our company by investors that are non-Chinese resident enterprises, or the sale or purchase of shares in other non-Chinese resident companies or other taxable assets by us. For example, the Chinese tax authorities may consider that our most recent offering involves an indirect change of shareholding in our Chinese subsidiaries and therefore it may be regarded as an Indirect Transfer under SAT Circular 7. Although we believe no SAT Circular 7 reporting was required for our initial public offering on the basis that the initial public offering had commercial purposes and was not conducted for tax avoidance, Chinese tax authorities may pursue us to report under SAT Circular 7 and request that we and our Chinese subsidiaries assist in the filing. As a result, we and our subsidiaries may be required to expend significant resources to provide assistance and comply with SAT Circular 7, or establish that we or our non-resident enterprises should not be subject to tax under SAT Circular 7, for any future offerings of our equity interests or other transactions, which may have an adverse effect on our and their financial condition and day-to-day operations.
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
We are required to obtain approval from the CAC when the transfers out of Mainland China of certain data that is determined to be important data or personal data falls into any of the scenarios requiring a security assessment by CAC specified in the Security Assessment Measures. The cross-border transfer out of Mainland China of data requiring such a security assessment will not be allowed if the CAC does not approve the security assessment filing. In addition, the disclosure, sharing or exporting to foreign parties or entities established or actually controlled by them by a Chinese-owned entity of any data derived from human organs, tissues or cells of Chinese individuals that contain human genetic materials requires a project-level approval by or a separate notification filing to the HGRAC. The HGRAC also requires submission of a copy of the data to be exported. If our Chinese subsidiaries intend to receive certain clinical or personal data from Chinese-owned entities or transfer certain clinical or personal data out of Mainland China, they need to first evaluate whether a security assessment by CAC or a clearance from the HGRAC will be triggered by such data transfer, pass the necessary security assessment, and make the necessary notification filings or obtain the necessary project-level approvals for such data transfer.
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
We are a clinical stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. To date, we have financed our activities primarily through private placements and through our initial public offering in November 2021. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our incorporation in July 2019. For the years ended December 31, 2022 and 2021, our net losses were $110.3 million and $196.3 million, respectively.
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
Our operations have consumed substantial amounts of cash since our incorporation. The net cash used in our operating activities was $99.2 million and $164.0 million for the years ended December 31, 2022 and 2021, respectively. We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our current clinical-stage product candidates and seek regulatory approval for these and other future product candidates. Our business model is designed to continue to in-license additional product candidates for development, and we expect to make significant upfront payments, milestone payments and/or royalty payments to our current and any future licensing partners as we continue to advance the development and commercialization of our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We have also incurred and will continue to incur expenses as we create additional infrastructure to support our operations as a U.S. public company. Accordingly, we will likely need to obtain substantial additional funding in connection with our continuing operations through public or private equity offerings, debt financing, collaborations or licensing arrangements or other sources. If we are unable to raise capital when needed or on acceptable terms, we could incur losses and be forced to delay, reduce or terminate our development programs, future in-licensing of product candidates or any future commercialization efforts.
We believe our cash, cash equivalents, marketable securities and restricted cash as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements through at least December 31, 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Financial and capital markets volatility may adversely affect access to capital for life sciences companies, including us.
Financial and capital markets are experiencing significant volatility and the volatility is adversely affecting access to capital and credit for many life sciences companies, and that risk is currently exacerbated for companies like ours with significant operations in China by factors such as the geopolitical tensions between the U.S. and China, the ongoing war between Russia and Ukraine, the uncertainty about the duration, scope, and effect of any COVID-19 restrictions and uncertainty whether other banks and/or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting Silicon Valley Bank, New York Signature Bank and the banking system and financial markets. In the event that these continued adverse market conditions may affect us, we may be unable to obtain adequate capital or credit market financing, obtain that capital or credit on favorable terms, or access such capital or credit in manners most favorable to us.

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

The success of our business is dependent upon our ability to develop and commercialize our clinical-stage product candidates, including, among others, mavacamten for the treatment of obstructive and non-obstructive hypertrophic cardiomyopathy (“oHCM” and “nHCM,” respectively), TP-03 for the potential treatment of Demodex blepharitis and Meibomian Gland Disease and NBTXR3 for the potential treatment of head and neck (“H&N”) cancer and other solid tumors. With respect to certain of our product candidates, including NBTXR3 and mavacamten, we plan to join our partners’ planned and ongoing Phase 3 global clinical trials in certain indications by enrolling patients in China and potentially other Asian markets to both expedite our partners’ global development programs and enable us to seek regulatory approval in China. As a result, our business is substantially dependent on our and our partners’ ability to complete the development of, obtain regulatory approval for, and successfully commercialize these and our other product candidates in a timely manner. If, for example, our partners, or partners’ sublicensees or acquirers, change their Phase 3 clinical trial strategies for our partnered products, including changing Phase 3 clinical trial strategies for a product candidate or indication for which we had anticipated joining their Phase 3 global clinical trial, or deprioritizing our partnered programs, or, if we do not succeed in independently developing, obtaining regulatory approval for, or commercializing our product candidates, we could experience significant delays in our ability to successfully commercialize product candidates, or be unable to commercialize product candidates at all.
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
Even if one or more of our product candidates, including NBTXR3 or BBP-398, were to receive regulatory approval for use in combination with cancer therapies, as applicable, or another therapeutic, we would continue to be subject to the risk that the NMPA or another regulatory authority could revoke its approval of the combination therapeutic, or that safety, efficacy, manufacturing or supply issues could arise with one of these combination therapeutics. This could result in NBTXR3 or BBP-398 or one of our other products being removed from the market or being less successful commercially. Further, we will not be able to market and sell any product candidate we develop in combination with an unapproved cancer therapy or therapeutic for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies and therapeutics face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for SAEs, delays in clinical trials, and lack of NMPA or other regulatory approval. If the NMPA or another regulatory authority revokes its approval of any cancer therapies or another therapeutic we may use in combination with NBTXR3 or BBP-398 or any of our other product candidates, we will not be able to market our product candidates in combination with such revoked cancer therapy or therapeutic.
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
In addition, we face competition with respect to the indications for which we are pursuing our product candidates. For instance, there are a number of companies developing or marketing treatments globally and in China for hypertrophic cardiomyopathy (“HCM”), inflammatory bowel disease (“IBD”), respiratory syncytial virus (“RSV”), cholangiocarcinoma (“CCA”), non-small cell lung carcinoma (“NSCLC”) and gastric cancer, including many major pharmaceutical and biotechnology companies. For example, Cytokinetics, Inc., and its partner Ji Xing Pharmaceuticals are developing aficamten, a cardiac myosin inhibitor in development for the treatment for HCM and there are also several programs in development targeting SHP2, including clinical programs run by Novartis AG, Revolution Medicines, Inc., Relay Therapeutics, Inc. and its partner Genentech, Inc. and Jacobio Pharmaceuticals Co. Ltd. and its partner AbbVie Inc.

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
Nonclinical and clinical development involves a lengthy and expensive process with an uncertain outcome.
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
Commencement of clinical trials is subject to finalization of the trial design based on ongoing discussions with the NMPA and/or other applicable regulatory authorities in the jurisdictions in which the clinical trials are being conducted, which could change their position on the acceptability of trial designs or clinical endpoints, which could require us to complete additional clinical trials or impose approval conditions that we do not anticipate. Successful completion of our clinical trials is a prerequisite to submitting a marketing authorization application to the NMPA and/or other regulatory authorities for each product candidate and, consequently, the ultimate approval and commercial marketing of our product candidates. Even if we are able to obtain marketing approval for any future product candidates, those approvals may be for indications or dose levels that deviate from our desired approach or may contain other limitations that would adversely affect our ability to generate revenue from sales of those product candidates. We do not know whether the clinical trials for our product candidates will begin or be completed on schedule, if at all.
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
•we may experience delays in receiving, or may fail to receive, approval or written acknowledgment of the recordation filings we or our collaborating clinical trial sites submitted to the HGRAC or comparable regulatory authorities;
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

We could encounter regulatory delays if a clinical trial is suspended or terminated by us or, as applicable, the IRBs or ethics committees of the institutions at which such trials are being conducted, by the data safety monitoring board, which is an independent group of experts that is formed to monitor clinical trials while ongoing, or by the NMPA or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including: a failure to conduct the clinical trial in accordance with regulatory requirements or the applicable clinical protocols; inspection of the trial sites, laboratories or other participants of the clinical trial operations by the NMPA, HGRAC or other regulatory authorities that results in the imposition of a clinical hold; unforeseen safety issues or adverse events (“AEs”); failure to demonstrate a benefit from using a drug; changes in governmental regulations or administrative actions; or lack of adequate funding to continue the clinical trial. Further, the NMPA or other regulatory authorities may disagree with our clinical trial design or our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Many of the factors or potential disruptions that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the lapse, revocation or denial of regulatory approval of our product candidates or the abandonment by us of such development programs.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials will depend in part on the speed at which we and our partners can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the NMPA or similar regulatory authorities. In particular, our clinical trials include some patients with specific genetic mutations or markers that may make them ideal candidates for treatment. These genetic mutations or markers, however, may have relatively low prevalence, and it may be difficult to identify patients with the applicable genetic mutations or markers. For example, we are studying infigratinib in gastric cancer patients with FGFR2 gene amplifications, which limits the total size of the addressable patient population available and may cause delays in clinical development. The inability to enroll a sufficient number of patients with the applicable genetic mutation or marker or that meet other applicable criteria for our clinical trials has resulted in and could result in further significant delays and could require us to abandon one or more clinical trials altogether. In addition, our or our partners’ ability to enroll patients has been and may be further delayed by the COVID-19 pandemic.

In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, there are ongoing clinical trials, or we expect clinical trials to be initiated, in China of investigational therapeutic candidates for the treatment of gastric cancer, HCM, non-small cell lung cancer and other indications that we are pursuing, or may in the future pursue.
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
Undesirable side effects and AEs could delay or prevent the regulatory approval of our product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.
Undesirable side effects and AEs that occur in our clinical trials could cause us to interrupt, delay or halt clinical trials or could cause regulatory authorities or IRBs to interrupt, delay or halt our clinical trials, and could also result in a more restrictive label or the delay or denial of regulatory approval by the NMPA or other regulatory authorities. In particular, as is the case with other oncology drugs, it is likely that there may be side effects, such as fatigue, nausea and low blood cell levels, associated with the use of certain of our oncology product candidates. For example, the known AEs for infigratinib include temporary increases in the mineral phosphorus (also called phosphate) in the blood, temporary changes in kidney function, which are most frequently seen at the same time as the changes in phosphorus blood levels, and eye-related side effects (most frequently dry eye and blurry vision). Adverse events that have been observed in clinical trials of other SHP2 inhibitors include hematologic abnormalities and potential changes in regulation of serum electrolytes, particularly calcium and phosphorus. The results of our product candidates’ trials could reveal a high and unacceptable severity and prevalence of these or other side effects, including undesirable side effects related to off-target toxicity. In addition, if any of our product candidates are tested or used in combination with other drugs, these combinations may have additional side effects, which could be more severe than those caused by either therapy alone. Any patient deaths or severe side effects caused by our product candidates, or by therapies or therapeutic candidates of other companies that are thought to have similarities with our product candidates, or the use of our product candidates in combination with other drugs could result in the delay, suspension or termination of our clinical trials by us, an ethics committee, the NMPA or other regulatory authorities. The NMPA or comparable regulatory authorities could order us to cease further development of or deny or revoke approval of our product candidates for any or all targeted indications. The drug-related side effects or AEs could adversely affect patient recruitment or the enrolled patients’ ability or willingness to complete the trial, or could result in potential product liability claims or contract disputes. Any of these occurrences may harm our business, financial condition and prospects significantly. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, or if we fail to achieve market acceptance of any product candidate, the commercial prospects of such product candidates will be harmed and our ability to generate revenue from any of these product candidates would be delayed or eliminated.
Clinical trials assess a sample of the potential patient population. With a limited number of patients and duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive regulatory approval and we, our partners or others identify undesirable side effects or AEs related to our product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:
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
The 2020 Drug Registration Regulation and the auxiliary regulatory documents currently provide four procedures for fast-track review and approvals of drugs. The four procedures are (i) the review and approval procedures for break-through therapeutic drugs; (ii) the review and approval procedures for drug conditional approval application; (iii) the priority review procedures for drug marketing authorization approval; and (iv) drug special review and approval procedures in case of a public health emergency. The NMPA would prioritize the allocation of resources for communication, guidance, review, inspection, examination and approval of applications that are qualified for the application of the four procedures.
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
As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Additionally, if we, through third parties, engage in the scale-up of manufacturing, we may encounter unexpected issues relating to the manufacturing process or the quality, purity and stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Such changes may not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of preclinical studies and clinical trials. Such changes may also require additional testing, notification or approval by the NMPA or other comparable regulatory authorities, including additional pharmacokinetics (“PK”) or pharmacodynamics trials. This could delay completion of preclinical studies and clinical trials; require us to conduct bridging clinical trials or studies, or to repeat one or more clinical trials; increase study or clinical trial costs; or delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.
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
Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases based on various third-party sources and internally generated analyses, and use such estimates in making decisions regarding our product development strategy, including acquiring or in-licensing product candidates and determining indications on which to focus during preclinical studies or clinical trials. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations and prospects. Further, even if we obtain approval for a product candidate, the NMPA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development.
Risks related to our business operations
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the expertise of the members of our development team, as well as the other principal members of our management team, including Yizhe Wang, Ph.D., our Chief Executive Officer and Yi Larson, our Chief Financial Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time with one month’s prior written notice. We do not maintain “key person” insurance for any of our executives or other employees.
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
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather conditions), medical epidemics and pandemics, such as the COVID-19 pandemic, terrorist attacks, war or geopolitical events, such as the ongoing war between Russia and Ukraine, or other similar events. Such events could cause loss of data, damage to systems and data and leave us unable to utilize key business systems or access important data needed to operate our business, including our development activities or gaining regulatory approval for our product candidates. Our CROs, our licensors’ CMOs and our other collaborators, contractors and consultants have and in the future may face similar risks, and service disruptions or security breaches of their systems could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.

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

Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The Technical Guidelines for the Acceptance of Overseas Clinical Trial Data for Drugs published in 2018, for example, outlines the method by which foreign clinical data may be used to support an application. The Center for Drug Evaluation of the NMPA will assess data obtained from an overseas clinical trial to determine whether the data demonstrate the likelihood of ethnic sensitivity (i.e., whether the overseas data includes enough Chinese patients to justify safety and efficacy for Chinese patients). If there is insufficient information or the data suggests ethnic inconsistencies in effectiveness and safety, we may be required to conduct a bridging pharmacokinetics trial in Chinese patients either before or in tandem with initiating a clinical trial in China (for example, we are conducting a PK trial of TP-03 in healthy adults in China), and any such clinical trial may not be able to replicate the efficacy and safety data from global trials. Securing regulatory approval may also require the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. The NMPA may also require a RMP or analogous requirement in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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
•failure to satisfy the requirements of the HGRAC or comparable regulatory authorities, or to obtain the HGRAC’s or comparable regulatory authorities’ approvals regarding the collection, use or outbound transfer of Chinese HGRs;
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
•insufficient data collected from clinical trials to support the submission of an NDA or other submission or to obtain regulatory approval in China or elsewhere;
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
If the NMPA or a comparable regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for any such product candidate will be subject to extensive and ongoing regulatory requirements. These requirements may include submissions of safety and other post-marketing information and reports, facility registration and drug listing requirements, and continued compliance with Current Good Manufacturing Practices (“cGMPs”), Good Laboratory Practices (“GLPs”) and GCPs. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials for the surveillance and monitoring the safety and efficacy of the product candidate.
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

We do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China. We do, however, collect and maintain de-identified or anonymized health data for clinical trials in compliance with local regulations. This data could be deemed by government regulators to be “personal information” or “important data.” With China’s growing emphasis on its sovereignty over data derived from China, the outbound transmission of de-identified or anonymized health data for clinical trials may be subject to the new national security legal regime, including the Cyber Security Law, the Data Security Law, the PIPL, and various implementing regulations and standards. We may transfer and store personal data and information that whistleblowers provide through our whistleblower hotline to, in, and using centralized databases and systems located in the United States, Mainland China, and Hong Kong. In addition, we have engaged a third-party data processor to process the personal data and information that such whistleblowers provide, on our behalf. Such personal data and information will be stored in one or more databases located on servers hosted and operated by the third party, in the United States.
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

On September 1, 2022, the Security Assessment Measures issued by the CAC came into effect. Under the Security Assessment Measures, the outbound transfer of data by a data processor would be subject to application of a security assessment under any of the following circumstances: (i) transfer of important data by data processors; (ii) transfer of personal information by critical information infrastructure operators and data processors that process personal information of more than one million individuals; (iii) transfer of personal information by data processors that have transferred either personal information of over 100,000 individuals or sensitive personal information of over 10,000 individuals abroad since January 1 of the preceding year; and (iv) other situations as determined by the CAC. According to statements by the CAC, an outbound transfer of data includes (i) an outbound transfer and overseas storage of data collected and generated during a data processor’s operation in mainland China; and (ii) a remote access or use of data collected and generated by a data processor stored within mainland China by overseas institutions, organizations, and individuals.
In November 2021, the CAC further published the Draft Data Security Management Regulations, under which data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Draft Data Security Management Regulations reiterate that data processors shall be subject to cybersecurity review if they process personal information of more than one million persons and aim to list on foreign stock markets, or the data processing activities influence or may influence national security. The Draft Data Security Management Regulations also request data processors seeking to list on foreign stock markets to annually assess their data security by themselves or through data security service organizations, and submit the assessment reports to relevant competent authorities. As the Draft Data Security Management Regulations was released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.
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

In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. For example, the HGR Regulation promulgated by the State Council, which became effective on July 1, 2019, applies to activities that involve collection; biobanking; use of HGR, which includes the genetic materials with respect to organs, tissues, cells and other materials that contain the human genome, genes and other genetic substances (the “China Biospecimens”); and derived data, in China (together with the China Biospecimens, the “China-Sourced HGR”), and provision of such items to foreign parties. The HGR Regulation prohibits both onshore and offshore entities established or actually controlled by foreign entities and individuals from collecting or biobanking any China-Sourced HGR in China, as well as providing such China-Sourced HGR outside of China. Chinese parties are required to seek an advance approval for the collection of certain HGR and biobanking of all HGR. Approval for any export or cross-border transfer of China Biospecimens is required, and transfer of derived data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data with the HGRAC for record and obtain a notification filing number in order to transfer. The HGR Regulation also requires that foreign parties ensure the full participation of Chinese parties in international collaborations and share all records and data with the Chinese parties.
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
The regulations that govern pricing and reimbursement for pharmaceuticals vary widely from country to country. In China, the NHSA and its local counterparts, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-Related Injury Insurance and Maternity Insurance, or the NRDL or provincial or local medical insurance catalogs for the national medical insurance program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. These determinations are made based on a number of factors, including price and efficacy.
Historically, products included in the NRDL were typically generic and essential drugs. Innovative drugs were more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance. Since 2016, the government has started to include more innovative drugs in the NRDL through negotiations with marketing authorization holders of patented drugs, drugs with an exclusive source of supply and oncology drugs. On January 18, 2023, the NHSA published the 2022 NRDL, which included 111 additional drugs, among which 108 drugs were added to the 2022 NRDL via price negotiation with drug companies, resulting in an average price reduction of 60.1%.
We expect that most of our product candidates will be eligible for inclusion in the NRDL for the National Medical Insurance scheme, but such inclusion is not guaranteed. If we were to successfully launch commercial sales of our product candidates, our revenue from such sales will initially be self-paid by patients, which may make our product candidates less accessible. If the NHSA or any of its local counterparts accepts our application for the inclusion of our product candidates in the NRDL or provincial or local medical insurance catalogs, which may increase the demand for our product candidates, our potential revenue from the sales off our product candidates may still decrease as a result of lower prices we may be required to charge for our product candidates that are included in the NRDL or provincial or local medical insurance catalogs.
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
Our business relies, in large part, on our ability to develop and commercialize product candidates we have licensed and sublicensed from third parties, including mavacamten from MyoKardia Inc. (“MyoKardia,” now a wholly owned subsidiary of Bristol-Myers Squibb (“BMS”)), TP-03 from Tarsus Pharmaceuticals, Inc. (“Tarsus”), infigratinib from QED Therapeutics, Inc. (“QED”), NBTXR3 from Nanobiotix S.A. (“Nanobiotix”), BBP-398 from Navire Pharma, Inc. (“Navire”), LYR-210 from Lyra Therapeutics, Inc. (“Lyra”), NX-13 from Landos BioPharma, Inc. (“Landos”) and omilancor from NImmune Biopharma, Inc. (“NImmune”). Our licenses may not cover all intellectual property rights owned or controlled by our licensors and relevant to our product candidates. If we have not obtained a license to all intellectual property rights owned or controlled by our licensors that are relevant to our product candidates, we may need to obtain additional licenses to such intellectual property rights which may not be available on an exclusive basis, on commercially reasonable terms or at all. In addition, if our licensors breach such agreements, we may not be able to enforce such agreements against our licensors or their parent entity or affiliates. Under each of our license and intellectual property-related agreements, in exchange for licensing or sublicensing to us the right to develop and commercialize the applicable product candidates, our licensors will be eligible to receive from us milestone payments, tiered royalties from commercial sales of such product candidates, assuming relevant approvals from government authorities are obtained, or other payments. Our license and intellectual property-related agreements also require us to comply with other obligations, including development and diligence obligations, providing certain information regarding our activities with respect to such product candidates and/or maintaining the confidentiality of information we receive from our licensors. For example, under our license agreement with MyoKardia, we are required to use commercially reasonable efforts to conduct the clinical, regulatory and other activities necessary to develop and commercialize mavacamten in the licensed territories in accordance with a development plan and a commercial plan, and MyoKardia may terminate the agreement if we fail to achieve certain key milestones. Our other license agreements include similar performance obligations and termination provisions.
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
Our licenses from MyoKardia, QED, Navire, Nanobiotix, Lyra, Tarsus, Landos and NImmune are limited to intellectual property rights under the control of such licensors. To the extent any of our licensors loses control over any of the intellectual property rights we license from them for any reason, we will no longer be licensed to such intellectual property rights to use, develop and otherwise commercialize our related product candidates. Any of the foregoing would have a material adverse effect on our business, financial conditions, results of operations and prospects.
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
We rely on Perceptive Advisors, LLC (“Perceptive”), our founder and a significant shareholder in our company, as a source for identifying partners from which we may in-license product candidates. If Perceptive divests of its investment in our company or is no longer a significant shareholder, we may lose access to its expertise in sourcing opportunities and our business could be substantially harmed. Perceptive and its affiliates exercise significant influence over us, which may limit the ability of our investors and other holders to influence corporate matters and could delay or prevent a change in corporate control.
We rely in part on our relationship with Perceptive, our founder and a significant shareholder in our company, to implement our business strategy, including sourcing and identifying potential partners from which we may in-license product candidates for development. Perceptive has significant expertise in operational, financial, strategic and other matters key to our business strategy. This expertise has been available to us through the representatives Perceptive has had on our board of directors. As of March 23, 2023, Perceptive and its affiliates beneficially own 53.7% of our ordinary shares, based on the number of shares outstanding as of March 23, 2023. Because entities affiliated with Perceptive control a majority of the voting power of our outstanding ordinary shares, we are a controlled company (within the meaning of the Nasdaq rules). We intend to take advantage of corporate governance exemptions available to controlled companies, including exemptions from:

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
We rely on our licensors and their contracts with third-party manufacturers to produce any product candidates that we are developing in our territories and for which we receive regulatory approval and engage in commercialization. If the manufacturing facilities of these third-party manufacturers are not approved by regulators, are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.
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
•manufacturers may be subject to ongoing periodic unannounced inspection by regulatory authorities to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we have no control over third-party manufacturers’ compliance with these regulations and standards;
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
In order to successfully commercialize our product candidates, we currently intend to rely on our licensing partners to identify qualified CMOs for the scaled production of a commercial supply of certain of our product candidates. For a number of our product candidates, we or our licensing partners have not yet identified suppliers to support scaled production. If we or our licensing partners are unable to contract with CMOs for clinical and commercial supply of our product candidates, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. For example, we source our clinical drug supply of mavacamten through a clinical supply agreement and expect to source our commercial drug supply of mavacamten through a commercial supply agreement with MyoKardia, and any disruption or delay in the ability of BMS to manufacture and deliver mavacamten for our clinical trials, or any disruption in our planned supplier relationship with BMS, could harm our business, results of operations, financial condition and prospects. Similarly, we source our clinical drug supply of, and expect to source our commercial drug supply, of TP-03 from Tarsus, and such supply is contingent upon Tarsus’s ability to obtain adequate supply.

Our reliance on third-party manufacturers retained by our licensing partners to manufacture our product candidates entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on such third parties for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by such third parties because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by such third parties, based on their own business priorities, at a time that is costly or damaging to us. In addition, the NMPA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMPs and China GMP standards. Any failure by the third-party manufacturers retained by us or our licensing partners to comply with cGMPs and China GMP standards or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the NMPA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or the imposition of civil and criminal penalties.
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
We have licensed and sublicensed patent rights from third parties for our development programs, including mavacamten from MyoKardia, TP-03 from Tarsus, NBTXR3 from Nanobiotix, LYR-210 from Lyra, NX-13 from Landos and omilancor from NImmune. As a licensee and sublicensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under certain of our license agreements. In addition, we have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights that we jointly own with certain of our licensors and sublicensors. We cannot be certain that these patents and patent applications have been or will be prepared, filed, prosecuted or maintained by such third parties in compliance with applicable laws and regulations, in a manner consistent with the best interests of our business, or in a manner that will result in valid and enforceable patents or other intellectual property rights that cover our product candidates. If our licensors or such third parties fail to prepare, prosecute or maintain such patent applications and patents, or lose rights to those patent applications or patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.
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
In addition, under the Patent Law of the People’s Republic of China (the “PRC Patent Law”), any organization or individual that applies for a patent in a foreign country for an invention or utility model accomplished in China is required to report to the China National Intellectual Property Administration (“CNIPA”) for confidentiality examination. Otherwise, in general, if an application is later filed in China, the patent right will not be granted. Moreover, even if patents do grant from any of the applications, the grant of a patent is not conclusive as to its scope, validity or enforceability. This added requirement of confidential examination by the CNIPA has raised concerns by foreign companies who conduct research and development activities in China or outsource research and development activities to service providers in China. Currently, we do not have any invention patents granted to us by CNIPA and we do not have any invention patents under the application process. However, the CNIPA has granted to our partners 14 invention patents to our various partners related to our in-licensed assets.
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
The life of a patent and the protection it affords is limited. For example, in China, if all maintenance fees are timely paid, the natural expiration of an invention patent is 20 years from its application date, if no patent term adjustment or extension is involved. Even if we successfully obtain patent protection for an approved product candidate, it may face competition from generic or biosimilar medications. Manufacturers of generic or biosimilar drugs may challenge the scope, validity or enforceability of our patents in court or before a patent office, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would materially adversely affect any potential sales of that product.
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
As of December 31, 2022, we had four trademark applications pending in Mainland China, nine trademarks registered in Mainland China, five trademarks registered in Hong Kong, three trademarks registered in Singapore, one trademark application pending in Singapore, one trademark application pending in the United States, four trademarks registered in Taiwan, four trademarks registered in Macau, six trademark applications pending in Macau, two trademark applications pending in South Korea, one trademark application pending in Thailand, two trademark applications pending in Cambodia, two trademarks registered in Indonesia and two trademarks registered in the Philippines. We may not be able to obtain trademark protection in territories that we consider of significant importance to us. In addition, any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented or declared generic, or determined to be infringing on other marks, as applicable. We may not be able to protect our rights to these trademarks and trade names, which we will need to build name recognition by potential collaborators or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
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
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and are taking advantage of, and may continue to take advantage of, certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, holders of our ADSs may not have access to certain information that they may deem important. We could be an emerging growth company through December 31, 2026, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue exceeds $1.235 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if the market value of our ordinary shares held by non-affiliates exceeds $700.0 million. We cannot predict if investors will find our ADSs less attractive because we rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. To comply with Section 404, we are engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we have dedicated and will continue to need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have and will continue to need to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.
Despite our efforts, we might not identify one or more material weaknesses or significant deficiencies in our internal control over financial reporting in connection with evaluating our compliance with Section 404 of the Sarbanes-Oxley Act. If we are unable to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, the price of our ADSs could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our ADSs may not be able to remain listed on the Nasdaq Global Market.
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
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. For example, in March 2020, the exchanges in the United States and China experienced a sharp decline as the COVID-19 pandemic negatively affected stock market and investor sentiment and resulted in significant volatility, including temporary trading halts. In 2021 and 2022, biotechnology and biopharmaceutical companies like us have suffered significant share price declines. Prolonged global capital markets volatility may affect overall investor sentiment towards our ADSs, which would also negatively affect the trading prices for our ADSs.
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
Sales of our ordinary shares, ADSs or other equity or equity-linked securities in the public market, or the perception that these sales could occur, could cause the market price of our ADSs to decline. As of March 23, 2023, 107,161,871 ordinary shares were outstanding, of which 41,306,477 ordinary shares were held in the form of ADSs. All ADSs sold in our initial public offering are currently freely transferable without restriction or additional registration under the Securities Act. Any major disposal of our ordinary shares and/or ADSs by any of them may cause the prevailing market price of our ADSs to fall, which could negatively impact our ability to raise equity capital in the future. In addition, divestiture in the future of our ordinary shares and/or ADSs by significant shareholders, the announcement of any plan to divest our ordinary shares and/or ADSs or hedging activity by third-party financial institutions in connection with similar derivative or other financing arrangements entered into by shareholders could cause the price of our ADSs to decline.
In addition, we have filed registration statements on Form S-8 registering the issuance of approximately 29.1 million ordinary shares (which may be represented by ADSs) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.
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
We believe we will be classified as a passive foreign investment company in the current taxable year ending December 31, 2022.
We believe we were a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes for the taxable year ended December 31, 2022, and we believe we will likely be classified as a PFIC in the taxable year ending December 31, 2023. We may or may not be a PFIC in subsequent years. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year as our PFIC status is a factual determination made annually after the end of each taxable year. There can be no assurance that the IRS will agree with our determination and that the IRS would not successfully challenge our position in any taxable year. We will be a PFIC in any taxable year if at least (i) 75% of our gross income is “passive income” or (ii) 50% of the average gross value of our assets, determined on a quarterly basis, is attributable to assets that produce, or are held for the production of passive income. Because we believe we were a PFIC for the taxable year ended December 31, 2022 and expect to be a PFIC for our taxable year ending December 31, 2023, certain adverse U.S. federal income tax consequences could apply to U.S. persons who have acquired our ADSs or ordinary shares with respect to any “excess distribution” received from us and any gain from a sale or other disposition of our ADSs and ordinary shares.
If we are a PFIC in any taxable year in which a U.S. shareholder holds our ADSs or ordinary shares, we generally will continue to be treated as a PFIC with respect to such U.S. shareholder, regardless of whether we continue to meet the tests described above, unless we cease to be a PFIC and the U.S. shareholder makes a “deemed sale election.”
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
If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of either the total value or total combined voting power of our ADSs or ordinary shares, such U.S. Holder may be treated as a “U.S. shareholder” with respect to each “controlled foreign corporation” (“CFC”) in our group (if any). We believe that we were a CFC for the taxable years ended December 31, 2021 and 2022. In addition, we believe that certain of our subsidiaries were CFCs for the taxable years ended December 31, 2021 and 2022. We believe we will likely be a CFC for the taxable year ending December 31, 2023. Further, because our group includes at least one U.S. subsidiary that is classified as a corporation for U.S. federal income tax purposes, certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether we are a CFC) for the current year. A U.S. shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by such CFC, regardless of whether we make any distributions. An individual that is a U.S. shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether we are or any of our non-U.S. subsidiaries is treated as a CFC or whether such investor is treated as a U.S. shareholder with respect to any such CFC. Further, we cannot provide any assurances that we will furnish to any U.S. shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. For investors that are U.S. shareholders, failure to comply with these reporting obligations may subject them to significant monetary penalties and may prevent the statute of limitations with respect to their U.S. federal income tax return for the year for which reporting was due from starting. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ADSs or ordinary shares.
Our ability to use our NOLs to offset future taxable income may be subject to certain limitations.
We and certain of our subsidiaries are subject to taxes in the United States. As of December 31, 2022, we had U.S. federal net operating losses (“NOLs”) of approximately $23.2 million that do not expire. We also had foreign NOLs of approximately $14.7 million, which if not utilized, generally begin to expire in 2026. These NOLs could expire unused and be unavailable to offset future income tax liabilities. U.S. federal NOLs generated in taxable years beginning after December 31, 2017 are generally not subject to expiration, but, for taxable years beginning after December 31, 2020, the deductibility of such NOLs is limited to 80% of our taxable income in any such taxable year.
In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain shareholders over a three-year period, is subject to limitations on its ability to utilize its pre-change U.S. NOLs, research and development tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income. We did not experience an ownership change from our initial public offering and as of December 31, 2022. We may experience ownership changes in the future as a result of subsequent changes in our share ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change U.S. NOLs and other tax attributes to offset such taxable income may be subject to limitations.
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
Under current law, we expect to be treated as a non-U.S. corporation for U.S. federal income tax purposes. The tax laws applicable to our business activities, however, are subject to change and uncertain interpretation. Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in jurisdictions in which we do business. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate which applies to certain corporations and a 1% excise tax on certain corporate stock repurchases made after December 31, 2022. We do not expect these IRA tax provisions to have a material impact on us. Our actual tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (i) the jurisdictions in which profits are determined to be earned and taxed; (ii) the resolution of issues arising from any future tax audits with various tax authorities; (iii) changes in the valuation of our deferred tax assets and liabilities; (iv) our ability to use NOL carryforwards to offset future taxable income and any adjustments to the amount of the NOL carryforwards we can utilize, and (v) changes in tax laws or the interpretation of such tax laws, and changes in U.S. GAAP.
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
Our operations, and those of our and our partners’ third-party research institution collaborators, clinical trial sites, CROs, contract manufacturing organizations (“CMOs”), suppliers and other contractors and consultants could be subject to natural or man-made disasters, public health epidemics and pandemics like the COVID-19 pandemic or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. Through our partners, we also rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by natural or man-made disasters, public health epidemics and pandemics, such as the COVID-19 pandemic, or other business interruptions. Damage or extended periods of interruption to our or our vendors’ corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, public health epidemics, pandemics or other events could cause us to delay or cease development or commercialization of some or all of our product candidates. Although we maintain insurance coverage on our facilities, our insurance might not cover all losses under such circumstances, including damage to third-party facilities, and our business may be seriously harmed by such delays and interruption. For example, the biotechnology sector, including our company, has been impacted by the COVID-19 pandemic and could continue to experience negative impact to business operations. Other outbreaks may occur, or there could be a resurgence of the COVID-19 pandemic (including, for example, the local outbreaks and related extensive lockdowns that were experienced in certain cities in China, such as Shanghai or other cities where our offices and employees are located and in which we are conducting clinical trials), which have caused and could in the future, if they reoccur, cause business disruptions.
Our or our partners’ clinical development efforts have been and could be further delayed or otherwise negatively impacted, as patients are reluctant or unable to go to hospitals or clinical testing sites to receive treatment. We have experienced delays in the enrollment of patients in our clinical trials due to the pandemic. We believe our business partners have also similarly experienced delays or difficulties in enrollment of patients to their clinical trials due to the outbreak of COVID-19 in their respective territories. The ability to conduct in-person interactions between clinical and medical staff and physicians was also adversely affected. Additionally, the clinical supply of our product candidates could be negatively impacted due to reduced operations or a shutdown of our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
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
For example, the COVID-19 pandemic resulted in significant governmental measures being implemented around the globe to control the spread of the virus, including quarantines, lockdowns, travel restrictions, social distancing and business shutdowns.
In response to outbreaks of the COVID-19 pandemic in China, the Chinese government has in the past imposed restrictive quarantine measures, including extensive shutdowns in certain cities in China in which we operate, which have caused business disruptions. These measures, as well as other efforts and effects related to the continued COVID-19 pandemic, have adversely impacted and, if again implemented, may in the future adversely impact our and our partners’ businesses, operations and financial conditions, including our or our business partners’ manufacturing and supply chains, clinical trial operations and ability to advance research and development activities and pursue development of pipeline products. Each of these factors could have a material adverse impact on our business, operations and our financial results, including our ability to conduct our business in the manner and on the timelines presently planned.
The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of or resurgences of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in China and the United States and other geographies where we or our partners and our and their third-party suppliers, clinical trial sites and CMOs or CROs, or any other third parties with which we engage, operate.

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
The office for our China headquarters is located in Shanghai, China, where we lease approximately 2313 square meters of office space at 16F, 5 Corporate Avenue, 150 Hubin Road, Huangpu District, Shanghai, People’s Republic of China, 200021. The initial term for the lease began on November 16, 2021 and ends on March 31, 2025 (inclusive), and we have a one-time renewal right to renew the lease for a period of three years upon expiration of the initial lease term, subject to adjustment of rent based on then-prevailing market terms and certain other terms and conditions.
We have also leased premises of approximately 558 square meters of office space at Unit 12-13, 5th Floor, Block 3, No. 8 South Xinyuan Road, Chaoyang District, Beijing, China.
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
Holders
As of March 23, 2023, we had approximately 10 holders of record of our ordinary shares and one holder of record, being the depositary, of our ordinary shares for the purposes of representing ADSs. This number does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
In March 2021, we issued three warrants exercisable for 125,000 ordinary shares of Lian Ophthalmology, one of our subsidiaries, in a private placement transaction. In October 2021 and November 2021, pursuant to an option agreement by and among LianBio, Lian Ophthalmology and the warrant holder, we issued two warrants to purchase an aggregate of 156,746 of our ordinary shares at an exercise price of $0.000017100448 and 78,373 of our ordinary shares, respectively. Concurrently with such issuances, the warrants exercisable for 125,000 ordinary shares of Lian Ophthalmology were terminated. In June 2022, the warrant holder exercised one of its options to convert the warrants. Accordingly, we issued the warrant holder 78,373 of our ordinary shares at an exercise price of $0.000017100448 per share.
In May 2022, a former employee exercised certain of her vested options in accordance with their terms for 1,000,000 of our ordinary shares.
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

Dividends paid to a non-corporate U.S. Holder by a “qualified foreign corporation” may be subject to reduced rates of U.S. federal income taxation if certain holding period and other requirements are met. A qualified foreign corporation generally includes a foreign corporation (other than one that is a PFIC in the taxable year or the preceding taxable year in which such dividends are paid) if (i) its ordinary shares (or ADSs backed by ordinary shares) are readily tradable on an established securities market in the United States or (ii) it is eligible for benefits under a comprehensive U.S. income tax treaty that includes an exchange of information program and which the U.S. Treasury Department has determined is satisfactory for these purposes. However, we believe we were a PFIC for the taxable year ended December 31, 2022, and we believe we will be a PFIC for the taxable year ending December 31, 2023. Non-corporate U.S. Holders will not be eligible for reduced rates of U.S. federal income taxation on any dividends received from us if we are a PFIC in the taxable year in which such dividends are paid or in the preceding taxable year. U.S. Holders should consult their own tax advisors regarding the availability of the reduced tax rates on dividends in light of their particular circumstances.
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
The rules governing PFICs can have adverse tax effects on U.S. Holders. We generally will be classified as a PFIC for U.S. federal income tax purposes if, for any taxable year, either: (i) 75% or more of our gross income consists of certain types of passive income (the Income Test), or (ii) the average value (determined on a quarterly basis), of our assets that produce, or are held for the production of, passive income (including cash) is 50% or more of the value of all of our assets (the Asset Test).
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
We believe we were a PFIC for the taxable year ended December 31, 2022 and we believe we will likely be classified as a PFIC for the taxable year ending December 31, 2023. Our actual PFIC status for any taxable year will not be determined until after the end of such taxable year as our PFIC status is a factual determination made annually after the end of each taxable year. Because we hold a substantial amount of passive assets, including cash, and because the value of our assets (including goodwill) may be determined by reference to the market value of our ADSs or ordinary shares, which may be especially volatile due to the early stage of our product candidates, we cannot give any assurance that we will not be a PFIC for our taxable year ending December 31, 2023 or any future taxable year. We cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the IRS will agree with our determination and that the IRS would not successfully challenge our position.
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
U.S. federal income tax treatment of a shareholder of a PFIC
If we are a PFIC for any taxable year during which a U.S. Holder owns our ADSs or ordinary shares, the U.S. Holder, absent certain elections (including the mark-to-market and QEF elections described below), generally will be subject to adverse rules (regardless of whether we continue to be a PFIC) with respect to (i) any “excess distributions” (generally, any distributions received by the U.S. Holder on its ADSs or ordinary shares in a taxable year that are greater than 125% of the average annual distributions received by the U.S. Holder in the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for its ADSs or ordinary shares) and (ii) any gain realized on the sale or other disposition, including in certain circumstances a pledge, of its ADSs or ordinary shares.

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
Overview
We are a clinical stage biopharmaceutical company dedicated to bringing innovative medicines to patients with unmet medical needs in Asia. Our initial focus is to in-license assets for development and commercialization in Greater China and other Asian markets. We have assembled a pipeline of eight therapeutic candidates across cardiovascular, oncology, ophthalmology and inflammation indications, each with its own distinct value proposition and the potential to drive new standards of care. With operations in China, Asia Pacific, and the United States, we have built a cross-border platform to provide our licensing partners access to our regulatory, development, and commercial expertise in China and other Asian markets. We have created a diverse, balanced portfolio of highly differentiated assets that represent our broad program scope and significant potential market opportunity across various stages of development, providing multiple avenues for value creation. We intend to continue to evaluate innovative, complementary product candidates with the potential to become new standards of care in Asia to deepen our pipeline.
Recent Business Highlights and Clinical Development Updates
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
In February 2022, our partner Bristol Myers Squibb (“BMS”) announced positive topline results from Phase 3 VALOR-HCM trial, evaluating mavacamten in patients with obstructive hypertrophic cardiomyopathy who are eligible for septal reduction therapy.
In April 2022, BMS presented data from two clinical trials of mavacamten at the American College of Cardiology 71st Annual Scientific Session. Data from the EXPLORER-LTE clinical trial demonstrated sustained improvements in clinically meaningful cardiovascular outcomes at weeks 48 and 84 in patients with symptomatic obstructive hypertrophic cardiomyopathy (“oHCM”) receiving mavacamten. Data from the Phase 3 VALOR-HCM clinical trial demonstrated the addition of mavacamten significantly reduced the need for septal reduction therapy (“SRT”) in patients with severely symptomatic oHCM who had been appropriate for SRT at baseline.
In April 2022, BMS announced FDA approval of mavacamten for the treatment of adults with symptomatic New York Heart Association Class II-III oHCM to improve functional capacity and symptoms.

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
In May 2022, we submitted an NDA to the Singapore Health Sciences Authority for mavacamten for the treatment of adults with symptomatic New York Heart Association Class II-III oHCM. The submission was based on the FDA approval of mavacamten.
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
In January 2023, mavacamten was added to The Joint Committee of Cardiomyopathy Specialty Alliance, National Center for Cardiovascular Diseases/Cardiovascular Precision Medicine Branch of China International Exchange and Promotive Association for Medical and Health Care’s 2023 Guidelines for the Diagnosis and Treatment of Patients with Hypertrophic Cardiomyopathy.
In February 2023, we submitted an NDA for mavacamten for the treatment of adults with symptomatic New York Heart Association Class II-III obstructive hypertrophic cardiomyopathy (oHCM) in the Macau Special Administrative Region. The submission was based on the U.S. Food and Drug Administration (FDA) approval of mavacamten. LianBio has now filed New Drug Applications to support approval of mavacamten in Hong Kong, Singapore and Macau.
In March 2023, patient visits in the double-blinded placebo-controlled treatment period were completed in the Phase 3 EXPLORER-CN study of mavacamten in Chinese symptomatic oHCM patients.
TP-03
In May 2022, our partner Tarsus Pharmaceuticals, Inc. (“Tarsus”) announced topline data from Saturn-2. The trial met all primary and secondary endpoints and TP-03 was found to be generally well tolerated.
In August 2022, Tarsus announced the initiation of a Phase 2a clinical trial of TP-03 in patients with meibomian gland disease.
In September 2022, Tarsus announced the submission of an NDA to the FDA for TP-03 for the treatment of Demodex blepharitis (“DB”). Tarsus subsequently communicated that the FDA accepted the NDA with a Prescription Drug User Fee Act (“PDUFA”) target action date of August 25, 2023.
In November 2022, we announced the initiation of the Phase 3 LIBRA clinical trial of TP-03 in Chinese DB patients. We expect to report topline data from the trial in the fourth quarter of 2023.
BBP-398
In November 2022, we announced the initiation of a Phase 1 monotherapy dose escalation trial of BBP-398 in Chinese patients with advanced solid tumors.
NBTXR3
In January 2022, our partner Nanobiotix announced enrollment of the first patient in the NANORAY-312 global Phase 3 registrational study of NBTXR3 in head and neck (“H&N”) cancer.
In September 2022, we announced that we began treating patients in Asia in the global Phase 3 NANORAY-312 trial evaluating NBTXR3 for the treatment of H&N cancer.

Infigratinib
In July 2022, we submitted an NDA to the Department of Health, the Hong Kong Special Administrative Region, China, for infigratinib for the treatment of adults with previously treated, unresectable, locally advanced or metastatic cholangiocarcinoma (“CCA”) with a fibroblast growth factor receptor 2 (“FGFR2”) fusion or other rearrangement. The submission was based on the FDA approval of infigratinib.
In October 2022, we reported that our partner, BridgeBio Pharma, Inc. (“BridgeBio”), informed us that Helsinn Healthcare SA, which holds the Truseltiq (infigratinib) NDA in the United States, is permanently discontinuing distribution of the drug and anticipates requesting withdrawal of the NDA in the United States due to business reasons. Due to the planned withdrawal of the NDA, BridgeBio informed us that it intends to close the ongoing global Phase 3 PROOF-301 clinical trial of infigratinib in first-line CCA. Consequently, we are terminating activities related to the PROOF-301 clinical trial in China and no longer plan to pursue development and commercialization of infigratinib in CCA indications in our licensed territories. Subject to physician determination, we intend to continue to support patients who are currently being treated with infigratinib under the special pilot program implemented in the Bo’ao Lecheng pilot zone in Hainan Province.
We expect to continue the ongoing Phase 2a China standalone proof of concept clinical trial of infigratinib in patients with locally advanced, metastatic gastric cancer or gastroesophageal junction adenocarcinoma with FGFR2 genetic amplification and other solid tumors with FGFR alterations. We expect to report topline data from this clinical trial in the second half of 2023.
We plan to initiate a Phase 2b trial of infigratinib in locally advanced or metastatic gastric cancer with FGFR2 gene amplification in the first half of 2024. If successful, we expect this trial to support regulatory approval in China.
LYR-210
In January 2022, our partner Lyra announced the initiation of the Phase 3 ENLIGHTEN I clinical trial of LYR-210 in adult, surgically naïve chronic rhinosinusitis (“CRS”) patients. In February 2022, Lyra announced dosing of the first patient in ENLIGHTEN I.
In August 2022, we refined our development strategy for LYR-210. We plan to conduct a Phase 3 China standalone trial to support regulatory approval in China, leveraging the results of the ongoing Phase 3 trials of Lyra. Lyra is expected to complete enrollment in ENLIGHTEN I, the first trial in Lyra’s Phase 3 program, in mid-2023.
In September 2022, Lyra announced that it had initiated ENLIGHTEN II, the second of two global pivotal Phase 3 trials of LYR-210 in surgically naive CRS patients. In November 2022, Lyra further communicated a temporary pause in ENLIGHTEN II enrollment to align with internal manufacturing timelines for clinical trial supply.
NX-13
In August 2022, our partner Landos announced positive topline results for the Phase 1b trial of NX-13 in moderate UC patients. The data showed favorable safety and tolerability profiles across a range of doses, as well as signals of clinical improvement in as soon as two weeks in patient symptoms and four weeks by endoscopy in exploratory endpoints. Landos subsequently communicated that the company expects to initiate a Phase 2 proof-of-concept trial for NX-13 in the second quarter of 2023 and report topline data by the fourth quarter of 2024.
Omilancor
In January 2023, Landos announced that following an in-depth review of their pipeline and overall development plans, omilancor was poised for partnering and continued clinical development in the future and that Landos would continue to explore collaborations and other arrangements that would provide additional resources and/or capabilities to advance omilancor. In February 2023, Landos announced the transfer of omilancor to Dr. Josep Bassaganya-Riera, Ph.D., the founder of Landos who previously served as its Chairman, President and CEO, and certain affiliated individuals and entities. Dr. Bassaganya-Riera subsequently launched NImmune Biopharma, Inc. (“NImmune”) to continue the development of its LANCL portfolio including omilancor.
In February 2023, we entered into an amendment to the Landos Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor, and we have entered into a direct license agreement with NImmune setting forth the terms of our continued development and commercialization of omilancor in LianBio territories.

Sisunatovir
In December 2022, we entered into a commercial agreement (the “Pfizer Commercial Agreement”) with Pfizer Inc. (“Pfizer”) and ReViral Ltd. (“ReViral,” now a wholly owned subsidiary of Pfizer) with respect to sisunatovir (a fusion inhibitor product for treatment of respiratory syncytial virus (“RSV”)) as the first Opted-in Product under our existing Strategic Collaboration Agreement with Pfizer. Pursuant to the Pfizer Commercial Agreement, we assigned and transferred our development and commercialization rights to sisunatovir in Mainland China, Hong Kong, Macau and Singapore (the “Territory”) to Pfizer.
Under the Pfizer Commercial Agreement, we received a $20 million upfront payment, which was released as part of previously restricted cash paid to us by Pfizer in 2020 pursuant to the Pfizer Collaboration Agreement. We are eligible to receive up to $135 million in potential development and sales milestones contingent on sisunatovir achieving a specified regulatory milestone event prior to the end of October 2035 and specified net sales milestone events.We are further entitled to receive tiered payments in the low single digits on a percentage of net sales of sisunatovir in the Territory.
Factors Affecting our Results of Operations
Impact of the COVID-19 pandemic on our operations
Beginning in December 2019, the outbreak of the COVID-19 pandemic created business interruptions for companies globally, including us. For example, in the biotechnology sector, companies, including our company, have experienced delays in their ability to enroll patients at clinical trial sites because of the pandemic, potentially leading to delays in the regulatory approval process. Other outbreaks may occur, or there could be further resurgences of the COVID-19 pandemic (including locations in which we are conducting clinical trials), which have caused and could further cause business disruptions in the future.
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

The following table sets forth the components of our research and development expenses for the years indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Research and development expenses (in thousands):
Licensing fees	$35,000	$136,915
Reimbursement of licensing fees	(7,000)	—
Employee related expense	11,413	7,601
CRO costs	17,354	11,117
Other costs	2,987	3,059
Total	$59,755	$158,692

Licensing arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are generally required to make upfront payments upon entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant product candidate under these agreements, as well as tiered royalties based on net sales of the license products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $35.0 million and $136.9 million, for the years ended December 31, 2022 and 2021, respectively.
The following table sets forth a breakdown of licensing fees by program for the years indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Licensing fees (in thousands):
Mavacamten	$5,000	$—
BBP-398	—	8,500
Sisunatovir	—	14,000
TP-03	25,000	64,415
Omilancor and NX-13	—	18,000
NBTXR3	—	20,000
LYR-210	5,000	12,000
Total	$35,000	$136,915
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

Other income (expense), net
Other income (expense), net consists of unrealized gains and losses on foreign currencies held in our China subsidiary, Shanghai LianBio Development Co., Ltd., unrealized foreign exchange activity from the remeasurement of our intercompany payables, bank fees incurred on our cash balances, depositary fees related to our ADSs and income recorded due to the Pfizer Commercial Agreement.
Income tax (benefit) expenses
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We expect income tax expense to increase over time as the Company continues to grow net income.
As required by Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, intangible assets, share compensation, and accrued expenses. Management has determined that it is more likely than not that we will not realize the benefits of the deferred tax assets. As a result, a valuation allowance of $13.5 million was recorded as of December 31, 2022.
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
Singapore
Our subsidiary incorporated and carrying on a trade or business in Singapore is generally subject to income tax at the prevailing corporate income tax rate (currently, 17.0%). Tax losses and capital allowances may be carried forward indefinitely to offset any taxable profits in subsequent years provided conditions are met. Singapore does not levy tax on capital gains. Payment of dividends by the Singapore subsidiary are not subject to withholding tax in Singapore, however, certain payments (such as interest and royalty or payment for the use or right to use intellectual properties) made to non-resident persons may be subject to Singapore withholding tax.

Results of operations
Comparison of the years ended December 31, 2022 and December 31, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating expenses (in thousands):
Research and development	$59,755	$158,692
General and administrative	65,598	36,878
Total operating expenses	125,353	195,570
Loss from operations	(125,353)	(195,570)
Other income (expense):
Interest income, net	4,321	243
Other income (expense), net	10,409	(455)
Net loss before income taxes	(110,623)	(195,782)
Income tax (benefit) expenses	(333)	518
Net loss	$(110,290)	$(196,300)
Research and development expenses
Research and development expenses decreased by $98.9 million from $158.7 million for the year ended December 31, 2021 to $59.8 million for the year ended December 31, 2022. For the year ended December 31, 2022, research and development cost was primarily attributable to (i) $25.0 million in development milestone payments payable pursuant to our development and license agreement with Tarsus (the “Tarsus Agreement”), (ii) a $5.0 million related to a development milestone payment payable pursuant to our exclusive license agreement with MyoKardia (the “MyoKardia Agreement”), (iii) a $5.0 million related to a development milestone payment payable pursuant to our license and collaboration agreement with Lyra (the “Lyra Agreement”), (iv) $17.4 million attributable to development activities to support our clinical trials and (v) $11.5 million attributable to personnel-related expenses, including share-based compensation expense. Additionally, within research and development expenses is a reimbursement of licensing fees of $7.0 million related to the Pfizer Commercial Agreement. The remaining expense was attributable to professional fees.
For the year ended December 31, 2021, research and development cost was primarily attributable to (i) $55.0 million in upfront and development milestone payments and $9.4 million of expenses related to warrants issued in connection with the Tarsus Agreement, (ii) a $20.0 million upfront payment pursuant to our license, development and commercialization agreement with Nanobiotix (the “Nanobiotix Agreement”), (iii) a $18.0 million upfront payment pursuant to our license and collaboration agreement with Landos (the “Landos Agreement”), (iv) a $14.0 million upfront payment pursuant to our co-development and license agreement with ReViral (the “ReViral Agreement”), (v) a $12.0 million upfront payment pursuant to the Lyra Agreement, and (vi) a $8.5 million development milestone payment pursuant to our exclusive license agreement with Navire (the “Navire Agreement"). The remaining expense was attributable to personnel-related expenses, including share-based compensation expense, development activities to support our clinical trials and professional fees.
General and administrative expenses
General and administrative expenses increased by $28.7 million from $36.9 million for the year ended December 31, 2021 to $65.6 million for the year ended December 31, 2022. The increase was primarily attributable to a $19.5 million increase in payroll and personnel-related expenses (including share-based compensation expense) for increased employee headcount and a $10.5 million increase in additional costs incurred due to operating as a publicly traded company.
Interest income, net
Interest income, net increased by $4.1 million from $0.2 million for the year ended December 31, 2021 to $4.3 million for the year ended December 31, 2022. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.

Other income (expense), net
Other income (expense), net increased by $10.9 million from $(0.5) million for the year ended December 31, 2021 to $10.4 million for the year ended December 31, 2022. The increase was primarily attributable to the income recorded attributable to the Pfizer Commercial Agreement and depositary fees related to our ADSs, partially offset by a $4.1 million write-off of a non-recourse secured promissory note.
Income tax (benefit) expenses
Our income tax (benefit) was $(0.3) million for the year ended December 31, 2022, resulting in an effective income tax rate of 0.30% for the year ended December 31, 2022, as compared to an income tax expense of $0.5 million, or an effective income tax rate of (0.27)%, for the same period in 2021. A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in “Note 11: Income Taxes” in the notes to our consolidated financial statements.
Liquidity and capital resources
Sources of liquidity
Since our incorporation, our operations have been substantially financed with proceeds from sales of preferred shares as part of the Series Seed financing, the Series A financing, the issuance of the 2020 Convertible Notes and our initial public offering, which was completed in November 2021 (the “IPO”). As of December 31, 2022, we had cash and cash equivalents and marketable securities of $302.4 million.
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
Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash (used in) provided by (in thousands):
Operating activities	$(99,185)	$(163,953)
Investing activities	(69,201)	(155,937)
Financing activities	1,710	313,273
Net cash used in operating activities
During the year ended December 31, 2022, operating activities used approximately $99.2 million of cash, primarily due to our net loss of $110.3 million and $20.0 million of non-cash consideration recognized related to the Pfizer Commercial Agreement, partially offset by non-cash consideration of $19.1 million related to share-based compensation expense, $4.1 million related to the write off of a non-recourse promissory note, and other changes related to operating assets and liabilities.

During the year ended December 31, 2021, operating activities used approximately $164.0 million, primarily due to our net loss of $196.3 million, partially offset by non-cash consideration of $9.4 million related to the warrants granted to Tarsus, $20.0 million of other receivables related to Pfizer in-licensing and co-development activities, $8.7 million related to share-based compensation expense, and other changes related to operating assets and liabilities.
Net cash used in investing activities
During the year ended December 31, 2022, investing activities used approximately $69.2 million, consisting of approximately $303.1 million for the purchases of marketable securities and approximately $1.8 million for the purchases of property and equipment partially offset by the sales and redemption of marketable securities of approximately $235.8 million.
During the year ended December 31, 2021, investing activities used approximately $155.9 million, consisting of approximately $155.0 million for the purchases of marketable securities and approximately $0.9 million for the purchases of property and equipment.
Net cash provided by financing activities
During the year ended December 31, 2022, financing activities provided approximately $1.7 million in net proceeds due the exercise of share options.
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
We recognize share-based compensation expense for stock options on a straight-line basis over the requisite service period and the compensation expense for performance-based awards reflect the cost of awards that are probable to vest and the estimated vesting date. Our share-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes-Merton option pricing model. We recognize share-based compensation expense for performance stock option awards with market conditions over the vesting period regardless of the value that the award recipients ultimately receive. The fair value of performance stock option awards with market conditions is estimated at the date of grant, using the Monte-Carlo simulation model. The Black-Scholes and Monte Carlo simulation valuation models utilize various inputs, and these assumptions include:
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
We recorded share-based compensation expense of $19.1 million and $8.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. While we were a private company, the fair values of the ordinary shares underlying our share-based awards were estimated on each grant date by our board of directors. Our board of directors considered, among other things, valuations of our ordinary shares prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In determining a fair value for our ordinary shares, the unrelated third-party valuation firm used the Backsolve Method, which utilizes a recent equity financing to estimate the equity value at the valuation date, to estimate the fair value of our ordinary shares. The equity value was then allocated to the equity classes using an option pricing method and then reducing the implied ordinary share value by a discount for lack of marketability. For the independent third-party valuations prepared as of March 31, 2021 and May 1, 2021, the unrelated third-party valuation firm used the Calibration Method of the Market Approach. When the transaction is at fair value at initial recognition, the Calibration Method of the Market Approach is used at subsequent periods with valuation techniques and assumptions that are consistent with the observed transaction, updated to take into account any changes in Company-specific factors as well as current market conditions. At subsequent measurement dates, the valuation would consider our progress and changes in observable market data to estimate the fair value under current market conditions. The equity value is then allocated to the equity classes using an option pricing method and then reducing the implied ordinary share value by a discount for lack of marketability. Subsequent to the IPO, the Company utilizes the closing price of our publicly traded ADSs as the input for the fair value of our ordinary shares.
The assumptions used in determining the fair value of stock-based awards represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different in the future.
Income Taxes
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, we have provided a valuation allowance against the U.S., Mainland China, Singapore, and Hong Kong deferred tax assets. We intend to maintain a full valuation allowance on the U.S. federal and state deferred tax assets and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We have not identified nor recorded any liabilities for unrecognized tax benefits as of December 31, 2022.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange currency risk, credit risk and interest rate risk.
Foreign exchange currency risk
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
Renminbi is not a freely convertible currency. The SAFE, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of renminbi into foreign currencies. The value of renminbi is subject to changes in the central government policies and to international economic and political developments affect supply and demand in the China Foreign Exchange Trading System market.
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
Interest rate risk and credit risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2022. At December 31, 2022, we held $302.4 million in cash and cash equivalents and marketable securities.
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

Item 8. Financial Statements and Supplementary Data

LIANBIO

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages

Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, NY, Auditor Firm ID: 185)	189
Consolidated Balance Sheets as of December 31, 2022 and 2021	190
Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2022 and December 31, 2021	191
Consolidated Statement of Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit) for the years ended December 31, 2022 and December 31, 2021	192
Consolidated Statement of Cash Flows for the years ended December 31, 2022 and December 31, 2021	193
Notes to Consolidated Financial Statements	195

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
LianBio:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LianBio and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 28, 2023

LianBio
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$79,221	$228,182
Marketable securities	223,142	155,067
Prepaid expenses and other current assets	8,640	10,354
Other receivable	1,770	6,044
Total current assets	312,773	399,647
Restricted cash, non-current	73	20,000
Property and equipment, net	3,116	1,882
Operating lease right-of-use assets	3,978	4,763
Other non-current assets	20	51
Total assets	$319,960	$426,343
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,453	$3,231
Accrued expenses	19,826	9,976
Current portion of operating lease liabilities	1,851	1,125
Other current liabilities	485	760
Total current liabilities	23,615	15,092
Operating lease liabilities	2,488	3,709
Other liabilities	210	206
Nonrefundable research deposit	—	20,000
Total liabilities	26,313	39,007
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Ordinary shares, $0.000017100448 par value. Authorized 2,923,900,005 shares as of December 31, 2022; 107,043,924 shares issued and outstanding at December 31, 2022; Authorized 2,923,900,005 shares as of December 31, 2021; 107,275,458 shares issued and outstanding at December 31, 2021	2	2
Additional paid-in capital	732,476	713,269
Accumulated other comprehensive (loss) income	(2,080)	526
Accumulated deficit	(470,525)	(360,235)
Total LianBio shareholders’ equity	259,873	353,562
Non-controlling interest	33,774	33,774
Total shareholders’ equity	293,647	387,336
Total liabilities and shareholders’ equity	$319,960	$426,343
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statement of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating expenses:
Research and development	$59,755	$158,692
General and administrative	65,598	36,878
Total operating expenses	125,353	195,570
Loss from operations	(125,353)	(195,570)
Other income (expense):
Interest income, net	4,321	243
Other income (expense), net	10,409	(455)
Net loss before income taxes	(110,623)	(195,782)
Income tax (benefit) expenses	(333)	518
Net loss	(110,290)	(196,300)
Other comprehensive (loss) income:
Foreign currency translation (loss) income, net of tax	(1,712)	512
Unrealized (loss) gain on marketable securities, net of tax	(894)	54
Comprehensive loss	$(112,896)	$(195,734)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.02)	$(5.71)
Weighted-average shares outstanding used in computing net loss per share attributable to ordinary shareholders, basic and diluted	107,923,296	34,394,622
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statement of Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Treasury Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	10,971,231	$349,789	20,477,338	$—	—	$—	$31,132	$(40)	$(163,935)	$(132,843)	$34,773	$(98,070)
Share-based compensation expense	—	—	—	—	—	—	8,664	—	—	8,664	—	8,664
Issuance of Series A Preferred Shares at $56.66, net of issuance costs	52,947	2,940	—	—	—	—	—	—	—	—	—	—
Conversion of preferred shares into ordinary shares upon initial public offering	(11,024,178)	(352,729)	64,467,176	2	—	—	352,728	—	—	352,730	—	352,730
Issuance of ordinary shares upon initial public offering, net of issuance costs	—	—	20,906,116	—	—	—	304,785	—	—	304,785	—	304,785
Warrants issued in license agreement	—	—	—	—	—	—	—	—	—	—	9,415	9,415
Conversion of Warrants issued in license agreement into LianBio ordinary shares and LianBio warrants	—	—	78,373	—	—	—	10,414	—	—	10,414	(10,414)	—
Exercise of options	—	—	1,346,455	—	—	—	5,546	—	—	5,546	—	5,546
Net Loss	—	—	—	—	—	—	—	—	(196,300)	(196,300)	—	(196,300)
Comprehensive Income	—	—	—	—	—	—	—	566	—	566	—	566
Balance, December 31, 2021	—	$—	107,275,458	$2	—	$—	$713,269	$526	$(360,235)	$353,562	$33,774	$387,336
Share-based compensation expense	—	—	—	—	—	—	19,148	—	—	19,148	—	19,148
Redemption of ordinary shares pursuant to non-recourse secured promissory note	—	—	—	—	1,309,907	—	—	—	—	—	—	—
Retirement of treasury shares	—	—	(1,309,907)	—	(1,309,907)	—	(1,651)	—	—	(1,651)	—	(1,651)
Conversion of Warrants issued in license agreement into LianBio ordinary shares and LianBio warrants	—	—	78,373	—	—	—	—	—	—	—	—	—
Exercise of options	—	—	1,000,000	—	—	—	1,710	—	—	1,710	—	1,710
Net Loss	—	—	—	—	—	—	—	—	(110,290)	(110,290)	—	(110,290)
Comprehensive Loss	—	—	—	—	—	—	—	(2,606)	—	(2,606)	—	(2,606)
Balance, December 31, 2022	—	$—	107,043,924	$2	—	$—	$732,476	$(2,080)	$(470,525)	259,873	$33,774	$293,647

LianBio
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net loss	$(110,290)	$(196,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share consideration, issued in acquisition of IPR&D	—	9,415
Non-cash operating lease expense (benefit)	303	(106)
Depreciation expense	1,006	525
Share based compensation expense	19,148	8,664
Amortization of discounts on investments, net	(1,607)	(23)
Unrealized foreign currency transaction loss, net	127	87
Non-cash consideration relating to Pfizer Commercial Agreement	(20,000)	—
Non-cash write off of non-recourse promissory note	4,133	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	1,328	(8,176)
(Increase) decrease in other receivable	(1,400)	14,216
Decrease (increase) in other non-current assets	27	(40)
Decrease in accounts payable	(1,705)	(1,708)
Increase in accrued expenses	9,842	8,761
(Decrease) increase in other current liabilities	(97)	732
Net cash used in operating activities	(99,185)	(163,953)
Cash flows from investing activities:
Purchase of property and equipment	(1,845)	(947)
Purchase of marketable securities	(303,136)	(154,990)
Sales and redemptions of marketable securities	235,780	—
Net cash used for investing activities	(69,201)	(155,937)
Cash flows from financing activities:
Proceeds from exercise of share options	1,710	5,546
Proceeds from issuance of ordinary shares upon initial public offering	—	311,083
Issuance costs for initial public offering	—	(6,296)
Proceeds from issuance of redeemable convertible preferred shares	—	3,000
Issuance costs related to redeemable convertible preferred shares	—	(60)
Net cash provided by financing activities	1,710	313,273
Effect of exchange rate changes on cash and cash equivalents	(2,212)	449
Net decrease in cash, cash equivalents and restricted cash	$(168,888)	$(6,168)
Cash and cash equivalents, and restricted cash—beginning of period	248,182	254,350
Cash and cash equivalents, and restricted cash—ending of period	$79,294	$248,182
Cash and cash equivalents—end of period	$79,221	$228,182
Restricted cash—end of period	$73	$20,000
Cash and cash equivalents, and restricted cash—ending of period	$79,294	$248,182
Supplemental disclosure of cash information
Cash paid for income taxes	$375	—
Supplemental disclosure of non-cash financing and investing activities:
Right-of-use assets obtained in exchange for lease obligations	$1,110	$5,160
Ordinary shares received as consideration for non-recourse promissory note default	1,650	—
Issuance costs in accounts payable and other accrued liabilities	—	1,496

Purchase of property and equipment in accounts payable	551	613
Conversion of Preferred Shares to ordinary shares upon initial public offering	—	352,730
Conversion of Warrants issued in license agreement into LianBio ordinary shares and LianBio warrants	—	10,414
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Share and per Share Data)

1. Nature of Business
LianBio (“LianBio” or the “Company”) is a clinical stage biopharmaceutical company dedicated to bringing innovative medicines to patients with unmet medical needs in Asia. The Company’s initial focus is to in-license assets for development and commercialization in Greater China and other Asian markets.
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
(i) Concentration of Credit Risk and Other Risks and Uncertainties
In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including planned clinical trials. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.

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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $470.5 million as of December 31, 2022 and $360.2 million as of December 31, 2021. The Company’s cash and cash equivalents and marketable securities were $302.4 million and $383.2 million as of December 31, 2022 and December 31, 2021, respectively. The Company has financed its operations to date primarily through equity capital raises.
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
(C) Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of ordinary shares outstanding for the period determined using the treasury stock method. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding—potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive. Dilutive common stock equivalents are comprised of convertible preferred shares, options to purchase ordinary shares, restricted share units and unexercised warrants.
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
c.Level 3 – Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2022 and December 31, 2021.
(G) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company maintains cash balances at both U.S.-based and foreign-based commercial banks.
Amounts included in restricted cash represent those required to be set aside by a contractual agreement with Pfizer, Inc. (“Pfizer”), and was released as part of the commercial agreement entered into on December 16, 2022.
A summary of cash, cash equivalents and restricted cash is as follows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$79,221	$228,182
Restricted cash, non-current	73	20,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$79,294	$248,182

(H) Marketable Securities
The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the twelve-month periods ended December 31, 2022 and 2021, no allowance was recorded for credit losses.
(I) Concentration of credit risk
The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents and available-for-sale marketable securities. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company’s investment policy includes guidelines on the specific credit quality standards and limits the credit exposure of any single issuer the Company is allowed to invest in, which the Company believes minimizes the exposure to concentration of credit risk.
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
(K) Foreign Currency
The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date. Shareholders’ equity (deficit) accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of shareholders’ equity (deficit) within accumulated other comprehensive income (loss).
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
The Company accounts for uncertainty in income taxes using a two-step approach. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with tax authority. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Further, the benefit to be recorded in the consolidated financial statements is the amount most likely to be realized assuming a review by the tax authorities having all relevant information and applying current conventions. The Company's policy is to recognize interest and penalties related to income tax positions taken as a component of the provision for income taxes.
The Company does not anticipate any significant changes to its uncertain tax positions during the next 12 months. As of December 31, 2022, the Company was not aware of any anticipated audits by the IRS or any other state, local, or foreign taxing authorities for any other matters.

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
(R) Ordinary Share Split
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

(S) Other Recently Adopted Accounting Pronouncements
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
(T) Recently Issued Accounting Pronouncements Not Yet Adopted
The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s consolidated financial statements.

3. Material Agreements
License Agreement with QED Therapeutics, Inc.
In October 2019, the Company entered into a license agreement (the “QED License Agreement”) with QED Therapeutics, Inc. (“QED”), as subsequently amended, under which the Company obtained an exclusive license under certain patents and know-how (including patents and know-how that QED licensed from QED’s upstream licensor) to develop, manufacture, use, sell, import, and commercialize QED’s ATP-competitive, FGFR1-3 tyrosine kinase inhibitor, infigratinib, in pharmaceutical products in the licensed territory of Mainland China, Macau, Hong Kong, Taiwan, Thailand, Singapore and South Korea, in the licensed field of human prophylactic and therapeutic uses in cancer indications. In September 2020, the Company entered into an amendment with QED to reduce the licensed territories to include Mainland China, Macau and Hong Kong. In December 2021, the Company entered into a second amendment with QED to modify the Company’s development obligations with respect to certain clinical trials, and change the development milestone payments the Company owes to QED and the royalty rates for the tiered royalties on net sales of licensed products the Company will pay to QED. Under the QED License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted warrants to purchase 100,000 ordinary shares in Lian Oncology, a subsidiary of LianBio, valued at $1.0 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 10% of the fully diluted equity of Lian Oncology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. The amended and restated option agreement also provides QED with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. In the event QED chooses to convert the Subsidiary Warrant into Parent Company Shares, the number of Parent Company Shares QED is entitled to receive would be calculated as the aggregate fair market value of the ordinary shares of Lian Oncology that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis and as of the date the Company sent QED the notice of the IPO. In the event QED chose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant QED was entitled to receive would have been calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Oncology under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Oncology), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it is clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, based on the conversion feature, LianBio issued to QED a warrant to purchase 347,569 of its ordinary shares at an exercise price of $0.000017100448 per share and, concurrently with such issuance, the Subsidiary Warrant was deemed to be performed and settled in full and was irrevocably terminated. Additionally, QED is entitled to receive from the Company development milestone payments of up to $7.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of infigratinib, in addition to tiered royalties on net sales of licensed products at the greater of (a) percentage rates in the mid- to high-teens on the net sales of the licensed products, or (b) the applicable rate payable under QED’s agreement with its upstream licensor (capped in the mid-teens). No payments were made under this agreement during the twelve months ended December 31, 2022.

License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly owned subsidiary of Bristol-Myers Squibb (“BMS”)), under which the Company obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant to purchase 170,000 ordinary shares in Lian Cardiovascular, a subsidiary of LianBio, valued at $33.8 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10. The warrants, representing 17% of the fully diluted equity of Lian Cardiovascular, are exercisable by MyoKardia at any time after issuance. The amended and restated option agreement also provides MyoKardia with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. MyoKardia was entitled to choose to convert the Subsidiary Warrant into Parent Company Shares, and the number of Parent Company Shares MyoKardia was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Cardiovascular that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis on the date the Company sent MyoKardia the notice of the IPO. Alternatively, MyoKardia was entitled to choose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant MyoKardia was entitled to receive would be calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Cardiovascular under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Cardiovascular), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. As of October 12, 2021, MyoKardia elected not to exercise this option and, therefore, continues to hold its warrant to purchase 170,000 ordinary shares in Lian Cardiovascular. MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO. Additionally, MyoKardia was entitled to receive a nonrefundable financing milestone payment of $35.0 million upon a specified financing event, which occurred on October 29, 2020. The financing milestone was recorded at present value upon execution of the MyoKardia License Agreement, with total imputed interest of $2.3 million accreted under the effective interest method through the date the liability was settled. The financing milestone was paid to MyoKardia in December 2020 as a result of the Series A Preferred financing. Additionally, MyoKardia is entitled to receive from the Company development milestone payments of up to $60.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of mavacamten, plus tiered royalties on net sales ranging from the low to upper-teens. As of December 31, 2022, the Company has paid $5.0 million to MyoKardia upon the completion of the first development milestone under the MyoKardia License Agreement.
License Agreement with Navire
In August 2020, pursuant to the BridgeBio exclusivity agreement, the Company entered into an exclusive license agreement with Navire Pharma, Inc. (“Navire”), a BridgeBio affiliate. Pursuant to the license agreement, Navire granted to the Company an exclusive, sublicensable license under certain patents and know-how of Navire to develop, manufacture, use, sell, import and commercialize Navire’s proprietary SHP2 inhibitor, BBP-398 (formerly known as IACS-15509) in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand, Singapore, and South Korea. Under the license agreement, Navire received a nonrefundable upfront payment of $8.0 million. Additionally, Navire is entitled to receive from the Company development milestone payments of up to $24.5 million upon achievement of specified development milestones, and sales milestone payments of up to $357.6 million upon achievement of specified commercialization milestones, plus tiered royalties on net sales ranging from approximately 5-15% on the net sales of the licensed products. The Company had recorded and paid the first development milestone of $8.5 million for IND acceptance in the PRC during the twelve months ended December 31, 2021. No payments were made under this agreement during the twelve months ended December 31, 2022.

Pfizer Strategic Collaboration
In November 2020, the Company entered into a strategic collaboration agreement (the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which Pfizer will contribute up to $70.0 million of restricted, non-dilutive capital (the “Funds”), including a $20.0 million upfront payment, toward the Company’s in-licensing and co-development activities in Greater China. The Company has accounted for the Pfizer Collaboration Agreement as a contract to perform research and development services for others under ASC 730-20 and the consideration received for performing these services will be recognized as contra-R&D in the Consolidated Statement of Operations and Comprehensive Loss as the services are performed.
Upon receipt in 2021, the upfront payment was recorded as restricted cash within the consolidated balance sheet and will remain restricted until such time as the upfront payment is utilized for specified in-licensing and co-development activities or until the Pfizer Collaboration Agreement terminates. Under the Pfizer Collaboration Agreement, Pfizer and LianBio will form a joint collaboration committee to discuss potential third party in-license opportunities and development and commercialization of the Company’s products in Greater China. In the event the Company seeks to engage a third-party commercialization partner with respect to the commercialization of the Company’s future products in Greater China, Pfizer will have a right to opt into such product. Upon opting in, a portion of the Funds will be used to pay for development and commercialization costs of such product and Pfizer will thereafter have a right of first negotiation and right of last refusal to obtain the commercialization rights of such product in Greater China, in each instance for additional, separate financial consideration. During the collaboration, Pfizer may provide in-kind support to us for marketing, development, and regulatory activities.
In December 2022, the Company, Pfizer, and ReViral Ltd. (“ReViral,” now a wholly owned subsidiary of Pfizer) entered into a commercial agreement (the “Pfizer Commercial Agreement”) with respect to sisunatovir (a fusion inhibitor product for treatment of RSV) as the first Opted-in Product under the Pfizer Collaboration Agreement. Pursuant to the Pfizer Commercial Agreement, LianBio will assign and transfer its development and commercialization rights to sisunatovir in Mainland China, Hong Kong, Macau and Singapore (the “Territory”) to Pfizer.
Under the Pfizer Commercial Agreement, the $20.0 million upfront payment, which was previously received and recorded as restricted cash, paid by Pfizer to LianBio in 2020 pursuant to the Pfizer Collaboration Agreement, was released as there are no further obligations and the associated contingencies were resolved. In addition, LianBio could also receive up to $135.0 million in potential development and sales milestones contingent on sisunatovir achieving a specified regulatory milestone event prior to the end of October 2035 and specified net sales milestone events. LianBio is further entitled to receive tiered payments in the low single digits on a percentage of net sales of sisunatovir in the Territory. Pfizer will lead all development and commercial activities, use commercially reasonable efforts to develop and seek regulatory approval for sisunatovir as a fusion inhibitor product for treatment of RSV as a single active pharmaceutical product in Mainland China, assume all costs in the Territory, and will waive LianBio’s milestone payment and royalty payment obligations previously due to ReViral pursuant to the Co-Development and License Agreement dated March 1, 2021 by and between LianBio Respiratory Limited and ReViral, which was superseded in its entirety by the Pfizer Commercial Agreement.
The Company has accounted for the Pfizer Commercial Agreement under ASC 450-30 and the consideration received under the agreement will be recognized as other income as they become realizable. The Company accounted for $7.0 million of the $20.0 million upfront payment as the partial reimbursement of the upfront payment paid pursuant to our exclusive license agreement with ReViral and is recognized as a contra-research and development expense in Research and development in the Consolidated Statement of Operations and Comprehensive Loss. The remaining $13.0 million was released and recognized in Other income in the Consolidated Statement of Operations and Comprehensive Loss.
License Agreement with ReViral
In March 2021, the Company entered into an exclusive license agreement (the “ReViral License Agreement”) with ReViral Ltd. (“ReViral”, now a wholly owned subsidiary of Pfizer). Pursuant to the license agreement, ReViral granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize novel antiviral therapeutics that target RSV in Mainland China, Macau, Hong Kong, and Singapore. Under the license agreement, ReViral received a nonrefundable upfront payment of $14.0 million. Additionally, ReViral is entitled to receive payments from the Company totaling an aggregate of up to $105.0 million upon the achievement of specified development and commercial milestones, up to $45.0 million and $60.0 million, respectively, plus tiered royalties on net sales ranging from ten to the low-teens. No payments were made under this agreement during the twelve months ended December 31, 2022.
As part of the Pfizer Commercial Agreement, the Company has no further obligations for payments of milestones or royalties under the ReViral License Agreement.

License Agreement with Tarsus
In March 2021, the Company entered into an exclusive license agreement (the “Tarsus License Agreement”) with Tarsus Pharmaceuticals, Inc. (“Tarsus”). Pursuant to the license agreement, Tarsus granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize TP-03 for the treatment of patients with Demodex blepharitis (“DB”) and Meibomian Gland Disease (“MGD”) in Mainland China, Macau, Hong Kong, and Taiwan. Under the license agreement, Tarsus received a nonrefundable upfront payment of $15.0 million and was granted three warrants to purchase 125,000 ordinary shares in Lian Ophthalmology, a subsidiary of LianBio, valued at $9.4 million (the “Tarsus Warrants”). Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. Pursuant to a related option agreement (the “Tarsus Option Agreement”), Tarsus also had the option to convert the warrants into ordinary shares of the Company (“Parent Company Shares”) or warrants to purchase a certain number of the Company’s ordinary shares (“Parent Company Warrants”) based on appreciation of the value in the Lian Ophthalmology since the inception of the Tarsus License Agreement. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, Tarsus exercised its option to convert the Tarsus Warrants under the Tarsus Option Agreement. On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. Following the issuances, the Tarsus Warrants were irrevocably terminated. On June 6, 2022, Tarsus exercised one warrant and the Company subsequently issued 78,373 of its ordinary shares at an exercise price of $0.000017100448 per share. Additionally, Tarsus is entitled to receive a nonrefundable second milestone payment of $10.0 million due and payable within forty-five days following the effective date. Additionally, Tarsus is entitled to receive payments from the Company totaling an aggregate of up to $175.0 million upon the achievement of specified development and commercial milestones, up to $75.0 million and $100.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to high-teens on net sales. During 2022, the Company was notified that Tarsus had achieved certain development milestones. During the twelve months ended December 31, 2022 and 2021, the Company paid $25.0 million and $30.0 million, respectively, to Tarsus as a result of the achievement of these milestones.
License Agreement with Landos
In May 2021, the Company entered into an exclusive license agreement (the “Landos License Agreement”) with Landos BioPharma, Inc. (“Landos”). Pursuant to the license agreement, Landos granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize novel, gut-restricted small molecule omilancor (formerly known as BT-11) and NX-13 for the treatment of inflammatory bowel disease, that targets the NLRX1 pathway in Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand, and Vietnam. Under the license agreement, Landos received a nonrefundable upfront payment of $18.0 million. Additionally, Landos is entitled to receive payments from the Company totaling an aggregate of up to $200.0 million upon the achievement of specified development and commercial milestones, up to $95.0 million and $105.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to the mid-teens on net sales. No payments were made under this agreement during the twelve months ended December 31, 2022.
In February 2023, the Company entered into an amendment to the Landos License Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor to NImmune. As a result, the Landos License Agreement will relate only to NX-13, and the Company has entered into a direct license agreement with NImmune setting forth the terms of its continued development and commercialization of omilancor in its licensed territories.

License Agreement with Nanobiotix
In May 2021, the Company entered into an exclusive license agreement (the “Nanobiotix License Agreement”) with Nanobiotix S.A. (“Nanobiotix”). Pursuant to the license agreement, Nanobiotix granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize NBTXR3, a potential first-in-class radioenhancer in Mainland China, Hong Kong, Taiwan, and Macau, South Korea, Singapore and Thailand. Under the license agreement, Nanobiotix received a nonrefundable upfront payment of $20.0 million. Additionally, Nanobiotix is entitled to receive payments from the Company totaling an aggregate of up to $220.0 million upon the achievement of specified development and commercial milestones, up to $65.0 million and $155.0 million, respectively, plus tiered royalties of 10-13% of net sales. No payments were made under this agreement during the twelve months ended December 31, 2022.
License Agreement with Lyra
In May 2021, the Company entered into an exclusive license agreement (the “Lyra License Agreement”) with Lyra Therapeutics, Inc. (“Lyra”). Pursuant to the license agreement, Lyra granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize LYR-210, an anti-inflammatory, intra-nasal drug matrix in late-stage development that is designed to treat chronic rhinosinusitis (“CRS”) in Mainland China, Hong Kong, Taiwan, and Macau, South Korea, Singapore and Thailand. Under the license agreement, Lyra received a nonrefundable upfront payment of $12.0 million. Additionally, Lyra is entitled to receive payments from the Company totaling an aggregate of up to $135.0 million upon the achievement of specified development and commercial milestones, up to $40.0 million and $95.0 million, respectively, plus tiered royalties from the low- to high-teens on net sales. As of December 31, 2022, the Company has paid $5.0 million to Lyra upon the completion of the first development milestone under the Lyra License Agreement.

4. Marketable Securities and Fair Value Measurements
The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2022 and 2021:

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$120,570	$5	$(313)	$120,262
Corporate debt securities	14,146	—	(16)	14,130
Government obligations & agency securities	89,265	4	(519)	88,750
Total	$223,981	$9	$(848)	$223,142

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$145,894	$55	$—	$145,949
Corporate debt securities	4,138	—	—	4,138
Government obligations	4,986	—	(6)	4,980
Total	$155,018	$55	$(6)	$155,067

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2022 and 2021 are as follows:

As of December 31, 2022 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(313)	$110,370	$—	$—	$(313)	$110,370
Corporate debt securities	(16)	14,130	—	—	(16)	14,130
Government obligations & agency securities	(455)	70,771	(64)	14,897	(519)	85,668
Total	$(784)	$195,271	$(64)	$14,897	$(848)	$210,168

As of December 31, 2021 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Government obligations	(6)	4,980	—	—	(6)	4,980
Total	$(6)	$4,980	$—	$—	$(6)	$4,980

Marketable securities on the balance sheet at December 31, 2022 and 2021 mature as follows:

	December 31, 2022
	Less than 12 Months	More Than 12 Months
Commercial paper	$120,262	$—
Corporate debt securities	14,130	—
Government obligations	70,771	17,979
Total Marketable securities	$205,163	$17,979

	December 31, 2021
	Less than 12 Months	More Than 12 Months
Commercial paper	$145,949	$—
Corporate debt securities	4,138	—
Government obligations	—	4,980
Total Marketable securities	$150,087	$4,980

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,242	$—	$—	$11,242
Commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
Marketable securities:
Commercial paper	—	120,262	—	120,262
Corporate debt securities	—	14,130	—	14,130
Government obligations & agency securities	—	88,750	—	88,750
Total	$11,242	$223,142	$—	$234,384

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,289	$—	$—	$67,289
Commercial paper	—	80,541	—	80,541
Corporate debt securities	—	8,165	—	8,165
Marketable securities:
Commercial paper	—	145,949	—	145,949
Corporate debt securities	—	4,138	—	4,138
Government obligations	—	4,980	—	4,980
Total	$67,289	$243,773	$—	$311,062
5. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Leasehold improvements	$3,372	$807
Furniture and fixtures	113	65
Computer equipment and software	1,111	471
Construction in progress	67	1,145
	4,663	2,488
Accumulated depreciation	(1,547)	(606)
Total property and equipment, net	$3,116	$1,882
Total depreciation related to property and equipment for the years ended December 31, 2022 and 2021 was $1.0 million and $0.5 million, respectively.

6. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following:

	December 31, 2022	December 31, 2021
Advance payments to suppliers and rent deposit	$1,957	$1,499
Prepaid insurance	2,953	7,378
VAT receivable	2,640	1,176
Other prepaid expenses	1,090	301
Total prepaid expenses and other current assets	$8,640	$10,354
7. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Employee compensation and related benefits	$7,833	$2,309
Professional fees	4,438	3,625
Consulting and contracted research	7,379	3,925
Other	176	117
Total accrued expenses	$19,826	$9,976
8. Commitments and Contingencies
(A) Leases
In 2019, the Company entered into a real estate lease in Shanghai, effective December 23, 2019 for office space on the 9th floor of the Kerry Parkside building. The lease term ended on April 6, 2022.
In 2020, the Company entered into two real estate leases for office space, one in Princeton, New Jersey, effective June 18, 2020 and one in Shanghai on the 7th floor of the Kerry Parkside building, effective August 31, 2020. The initial lease term of the 7th floor Kerry Parkside building ends on April 6, 2022 with an option to renew for one additional period of 24 months. The Company did not renew either of the leases for office space in the Kerry Parkside buildings.
In November 2021, the Company entered into an amendment to increase the office space in Princeton, New Jersey. The amended lease term ends on October 31, 2024 with an option to renew for one additional period of 36 months.
In November 2021, the Company entered into a real estate lease for office space in Shanghai, effective November 16, 2021. The initial lease term ends on March 31, 2025 with an option to renew for one additional period of 36 months.
In April 2022, the Company entered into a real estate lease for office space in Beijing, effective April 1, 2022. The initial lease term ends on June 30, 2025, with an option to renew for one additional period of 36 months.
The components of total lease costs were as follows:

	December 31, 2022	December 31, 2021
Operating lease cost	$1,830	$1,148
Short-term lease cost	381	181
Total lease cost	$2,211	$1,329

Supplemental lease term and discount rate information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms—operating leases (years)	2.26	3.11
Weighted-average discount rate—operating leases	9.10%	9.37%
Supplemental cash flow information related to leases was as follows:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,502	$1,117
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,110	$5,160
Commitments
As of December 31, 2022, future minimum lease payments, were as follows:

Operating Leases
2023	$2,127
2024	2,092
2025	561
Total	$4,780
Less imputed interest	(441)
Present value of lease liabilities	$4,339
(B) Litigation and Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2022, and December 31, 2021, there have been no such matters identified. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The Company is not currently party to any material legal proceedings.
9. Share-Based Compensation
In December 2020, the Company adopted a shareholder-approved share-based compensation plan (the “2019 Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors, and consultants.
In connection with the IPO, the Company adopted a shareholder-approved share-based compensation plan (the “2021 Equity Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors, and consultants. The maximum number of shares that may be delivered in satisfaction of awards under the 2021 Equity Plan is approximately 14.2 million shares, plus that number of shares that remain available for issuance under the 2019 Plan and that may again become available for issuance under such plan, not to exceed approximately 10.7 million shares in the aggregate, and an annual increase, to be added as of January 1st of each year from January 1, 2022, to January 1, 2031, equal to the lesser of (i) four percent (4%) of the number of shares outstanding as of such date; and (ii) the number of shares determined by our board on or prior to such date for such year. Subsequent to the effectiveness of the 2021 Equity Plan, no additional awards will be made pursuant to the 2019 Plan. However, any outstanding awards granted under the 2019 Plan will remain outstanding, subject to the terms of the 2019 Plan and award agreements. Through December 31, 2022, there were awards issued for approximately 8.5 million ordinary shares under the 2019 Plan and approximately 5.7 million ordinary shares under the 2021 Equity Plan.

Share Option Awards
Share option grants provide the right to purchase a specified number of ordinary shares from the Company at a specified price during a specified period of time. The share option exercise price per share is the fair market value of the Company’s ordinary shares on the date of the grant of the share option.
During the twelve months ended December 31, 2022, the Company issued 673,574 options to purchase ordinary shares to various employees, directors and board members with a weighted-average exercise price of $2.83 per share option.
During the twelve months ended December 31, 2021, the Company issued 7,426,136 options to purchase ordinary shares at exercise prices ranging from $6.16 to $16.00 per share.
The fair values of service-based stock options granted during each of the periods presented below were estimated using the Black-Scholes Model based on the following assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected Dividend Yield	—%	—%
Expected Volatility	76.83%—79.65%	60.00% —76.65%
Expected Term (years)	5.50—6.08	0.50—6.25
Risk Free Interest Rate	2.56%—3.90%	0.09%—1.36%
Exercise Price	$ 1.63—4.95	$ 6.16—16.00
Weighted Average grant date fair value per stock option	$1.95	$6.44
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	11,377,777	$8.25	9.19	$8,900
Granted	673,574	$2.83
Exercised	(1,000,000)	$1.71
Expired or forfeited	(392,174)	$9.39
Outstanding at December 31, 2022	10,659,177	$8.48	8.38	$2
Vested or expected to vest at December 31, 2022	10,659,177	$8.48	8.38	$2
Exercisable at December 31, 2022	4,073,624	$7.34	8.04	$—
As of December 31, 2022, $34.9 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 2.64 years from the date of grant. Options granted to senior management and employees generally vest in equal annual increments over four years and grants issued subsequent to the IPO generally vest over four years with 25% vesting over the first year and monthly thereafter.
Performance Share Awards
There were no performance share awards granted during the twelve months ended December 31, 2022. During the twelve months ended December 31, 2021, the Company granted certain option awards with both market-vesting conditions and service-vesting conditions to a member of management. The market condition is based on the Company’s enterprise value. Per the terms of the award, these options will vest in two equal tranches based on the following thresholds:
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
A summary of the activity associated with these awards is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Term of Options in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,938,615	$6.90	9.37
Granted	—	—
Vested	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2022	1,938,615	$6.90	8.37	—
Non-vested options as of December 31, 2022	1,938,615	$6.90	8.37	—
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
As of December 31, 2022, there was $5.4 million total unrecognized of compensation cost related to the performance share units.
There were no performance-based share units (“PSUs”) granted during the twelve months ended December 31, 2022. During the twelve months ended December 31, 2021, 733,926 PSUs were granted to certain management employees. 60% of the total number of PSUs will vest on the one-year anniversary of the date on which the mavacamten NDA acceptance in China is obtained. The remaining 40% of the PSUs will vest on the six-month anniversary of the date on which the mavacamten NMPA approval in China is obtained. Upon termination of an employee’s service with the Company for any reason, any of these PSUs that are outstanding and not yet vested will be immediately forfeited.

A summary of the activity associated with these PSUs is as follows:

	Number of PSUs	Weighted Average Exercise Price	Average Remaining Term of PSUs in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	733,926	$6.16	10.00
Granted	—	—
Vested	—	—
Exercised	—	—
Expired or forfeited	(19,078)	$6.16
Outstanding at December 31, 2022	714,848	$6.16	9.00	—
Non-vested PSUs as of December 31, 2022	714,848	$6.16	9.00	—
The fair values of PSUs granted during the period presented below were estimated using the Black-Scholes Model based on the following assumptions:

Expected volatility	76.55%
Dividend Yield	0%
Risk-free interest rate	1.37%
Expected term, in years	6.24
Weighted average grant date fair value per share	$4.16
As of December 31, 2022, there was $1.8 million of total unrecognized of compensation cost related to the PSUs.
Restricted Share Units
During the twelve months ended December 31, 2022, 68,708 restricted share units (“RSUs”) were granted to certain employees. During the twelve months ended December 31, 2021, 479,673 RSUs were granted. One fourth of the RSUs will vest and be released from the restrictions on each yearly anniversary from the date of the grant. Upon termination of an employee’s service with the Company for any reason, any RSUs that are outstanding and not yet vested will be immediately forfeited. The Company measured the fair value of the non-vested RSUs as of respective grant dates.
The following table summarized the non-vested RSU activity in 2022:

	Numbers of nonvested RSUs	Weighted average grant date fair value $
Non-vested as of December 31, 2021	479,673	6.16
Granted	68,708	2.03
Vested	(117,947)	6.16
Forfeited	(7,765)	6.16
Non-vested as of December 31, 2022	422,669	5.49
As of December 31, 2022, there was $2.3 million of total unrecognized compensation expense related to non-vested RSUs. The Company recorded compensation expense related to the RSUs of $0.7 million and $0.0 million for the years ended December 31, 2022 and 2021, respectively.

During the twelve months ended December 31, 2022, 217,985 performance-based RSUs were granted to certain employees. During the twelve months ended December 31, 2021, 146,786 performance-based RSUs were granted. 60% of the total number of RSUs will vest on the one-year anniversary of the date on which the mavacamten NDA acceptance in China is obtained. The remaining 40% of the RSUs will vest on the six-month anniversary of the date on which the mavacamten NDA acceptance in China is obtained. Upon termination of an employee’s service with the Company for any reason, any performance-based RSUs that are outstanding and not yet vested will be immediately forfeited. The Company measured the fair value of the non-vested performance-based RSUs as of respective grant dates.
The following table summarized the non-vested performance-based RSU activity in 2022:

	Numbers of nonvested restricted shares	Weighted average grant date fair value $
Non-vested as of December 31, 2021	146,786	6.16
Granted	217,985	2.17
Vested	—	—
Forfeited	(3,816)	6.16
Non-vested as of December 31, 2022	360,955	3.75
As of December 31, 2022, there was $0.9 million of total unrecognized compensation expense related to non-vested performance-based RSUs. The Company recorded compensation expense related to the performance-based RSUs of $0.4 million and $0.0 million for the years ended December 31, 2022 and 2021, respectively.
10. Equity
Ordinary Shares
As of December 31, 2022 and 2021, the Company was authorized to issue up to 2,923,900,005 ordinary shares, each with a par value of $0.000017100448.
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
There were no preferred shares outstanding as of December 31, 2022 and 2021.
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

Dividends
The holders of redeemable convertible preferred shares are entitled to receive non-cumulative dividend preference over the ordinary shareholders only when and if declared by the Board of Directors. As of December 31, 2022 and December 31, 2021, no dividends have been declared or paid.
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
Conversion
The Series Seed Preferred Shares are convertible, at the option of the holder, into such number of fully paid shares of the Company’s ordinary shares as is determined by dividing the original issuance price by the conversion price in effect at the time of conversion. Based on the conversion ratios in effect as of December 31, 2021, after giving effect to the 5.8478-for-1 share split effected October 14, 2021, the Series Seed Preferred Shares converted into an aggregate of 32,162,900 of the Company’s ordinary shares on November 3, 2021.
Based on the conversion ratios in effect as of December 31, 2021, after giving effect to the 5.8478-for-1 share split effected October 14, 2021, the Series A Preferred Shares converted into an aggregate of 32,304,276 of the Company’s ordinary shares on November 3, 2021.
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
On October 18, 2021, Tarsus exercised its option to convert the Tarsus Warrants under the Tarsus Option Agreement. Accordingly, the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. On June 6, 2022, Tarsus exercised one warrant and the Company subsequently issued 78,373 of its ordinary shares at an exercise price of 0.000017100448 per share.

Non-controlling Interest
The equity classified warrants issued at the subsidiary level allow the holder to purchase ordinary shares of the Company’s respective wholly owned subsidiaries, thus creating a non-controlling interest. The Company recorded the fair value of the warrants as non-controlling interest in the equity section of the balance sheet. As of December 31, 2022 and 2021, the MyoKardia Warrant was unexercised and no earnings were attributed to the non-controlling interest.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities. For the years ended December 31, 2022 and 2021, diluted and basic net loss per ordinary share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator
Net Loss attributable to ordinary shareholders	$(110,290)	$(196,300)
Denominator
Weighted-average shares – basic and diluted	107,923,296	34,394,622
Net loss per ordinary share – basic and diluted	$(1.02)	$(5.71)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share, because including them would have been anti-dilutive.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Redeemable Convertible Preferred Shares	—	11,024,178
Employee Share Options	13,312,640	14,050,317
Non-vested restricted shares	783,624	626,459
QED Warrants	—	100,000
MyoKardia Warrant	170,000	170,000
Tarsus Warrants	—	125,000
Warrants in LianBio issued to QED and Tarsus	425,942	504,315

11. Income Taxes
The components of pre-tax income (loss) before income taxes are as follows:

	December 31, 2022	December 31, 2021
Domestic	$(12,723)	$(24,006)
Foreign	(97,900)	(171,776)
Total	$(110,623)	$(195,782)
The components of income tax (benefit) expense are as follows:

	December 31, 2022	December 31, 2021
Federal	$(320)	$461
State and local	(13)	57
Foreign	—	—
Total current tax (benefit) expense	$(333)	$518

	December 31, 2022	December 31, 2021
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total deferred tax (benefit) expense	$—	$—

	December 31, 2022	December 31, 2021
Total Provision	$(333)	$518
The following table shows the principle reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	December 31, 2022	December 31, 2021
Income tax provision at the statutory rate of 0%	—%	—%
State income tax, net of federal benefit	0.01%	(0.03)%
Foreign Rate Differential	1.39%	3.25%
License transfers	—%	(15.85)%
Other	(0.45)%	(0.41)%
Valuation Allowance	(0.65)%	12.77%
Effective Tax Rate	0.30%	(0.27)%
The effective income tax rate is 0.30% and (0.27)% for the years ended December 31, 2022 and December 31, 2021, respectively. The primary reconciling items between the Cayman Islands statutory income tax rate of 0% and the effective income tax rate is the current tax expense in foreign jurisdictions with a statutory tax rate greater than 0%.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrued expenses	$1,768	$568
Net operating loss carryforwards	8,370	6,354
Share based compensation	2,421	1,773
Right of use liability	891	975
Intangible Assets	785	785
Other	129	87
Total Gross Deferred Tax Asset	14,364	10,542
Less: Valuation Allowance	(13,504)	(9,579)
Total Deferred Tax Asset	$860	$963
Deferred tax liabilities:
Property and equipment	$(59)	$(37)
Right of use asset	(801)	(926)
Total gross deferred tax liabilities	(860)	(963)
Net deferred tax assets (liabilities)	$—	$—
The net change in the total valuation allowance resulted in an increase of $(3.9) million in 2022, primarily related to stock compensation expense add back and net operating loss carryforwards. The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the DTAs will not be realized. The Company has a history of worldwide and U.S. pre-tax book losses, does not have the ability to carryback its losses to offset income in prior periods, does not have significant taxable temporary differences that could offset current losses and deductible temporary differences, and is currently in a cumulative three-year loss position, which represent significant negative evidence for evaluation of realizability of deferred tax assets. Additionally, the Company has considered tax planning strategies for its U.S. and foreign structure and has not identified any opportunities to generate taxable income from such strategies as of December 31, 2022. As a result, the Company has concluded that the future realization of deferred tax assets is not more-likely-than-not to occur. The cumulative valuation allowance was $(13.5) million at December 31, 2022.
At December 31, 2022, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $23.2 million which do not expire. The Company had foreign net operating loss carryforwards of $14.7 million which will begin to expire if unused in 2026. In addition, the Company has capital loss carryforwards of $4.2 million, which will expire if unused in 2027.
Foreign undistributed earnings were considered permanently reinvested, therefore no provision for income taxes was accrued as of December 31, 2022 and 2021. The Company has not identified nor recorded any reserves for uncertain tax positions as of December 31, 2022 and December 31, 2021. As of December 31, 2022, the Company was not aware of any anticipated audits by the IRS or any other state, local, or foreign taxing authorities for any other matters. The Company is not a U.S. shareholder and is therefore not expected to be subject to tax on Global Intangible Low-Taxed Income ("GILTI").
12. Accumulated other comprehensive (loss) income
Other comprehensive (loss) income includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.
The following table summarizes other comprehensive (loss) income and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2022, and 2021, respectively.

	Unrealized Gain (Loss) on Marketable Securities, net of tax	Foreign Currency Translation (Loss) Income, net of tax	Total Accumulated Other Comprehensive Items
Balance at December 31, 2020	$—	$(40)	$(40)
Other comprehensive income before reclassifications	54	512	566
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	54	512	566
Balance at December 31, 2021	$54	$472	$526
Other comprehensive loss before reclassifications	(894)	(1,712)	(2,606)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(894)	(1,712)	(2,606)
Balance at December 31, 2022	$(840)	$(1,240)	$(2,080)
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
Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.
Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements (included in Part II of this Annual Report on Form 10-K):
• Report of Independent Registered Public Accounting Firm
• Consolidated Balance Sheets
• Consolidated Statement of Operations and Comprehensive Loss
• Consolidated Statement of Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit)
• Consolidated Statement of Cash Flows
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
10.10
Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among LianBio Licensing, LLC, Lian Oncology and LianBio relating to the Exclusive License Agreement, dated October 16, 2019, by and between LianBio and QED Therapeutics, Inc., as subsequently amended (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.11
Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among Lian Oncology, Lian Oncology Limited and LianBio relating to the Exclusive License Agreement, dated October 16, 2019, by and between LianBio and QED Therapeutics, Inc., as subsequently amended (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.12†
Second Amendment to the Exclusive License Agreement, dated December 14, 2021, by and between Lian Oncology Limited, LianBio Licensing, LLC, Lian Oncology and QED Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 011-40947), filed with the Securities and Exchange Commission on March 31, 2022)

10.13†
Exclusive License Agreement, dated August 9, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.14†
First Amendment to the Exclusive License Agreement, dated September 23, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.15†
Second Amendment to the Exclusive License Agreement, dated September 28, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.16†
Third Amendment to the Exclusive License Agreement, dated December 17, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.17
Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among LianBio Licensing, LLC, Lian Oncology and LianBio relating to the Exclusive License Agreement, dated August 9, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc., as subsequently amended (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.18
Contribution, Assignment and Assumption Agreement, dated as of September 28, 2021, by and among Lian Oncology, Lian Oncology Limited and LianBio relating to the Exclusive License Agreement, dated August 9, 2020, by and among LianBio, LianBio Licensing LLC and Navire Pharma, Inc., as subsequently amended (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.19†
Strategic Collaboration Agreement, dated November 17, 2020, by and between LianBio and Pfizer Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.20
Assignment and Assumption Agreement related to Pfizer Agreement, dated December 15, 2021, by and among LianBio and LianBio Development (HK) Limited (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 011-40947), filed with the Securities and Exchange Commission on March 31, 2022)

10.21†
Development and License Agreement, dated March 26, 2021, by and between LianBio Ophthalmology Limited and Tarsus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.22†
License, Development and Commercialization Agreement, dated May 11, 2021, by and between Nanobiotix S.A. and LianBio Oncology Limited (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

Exhibit No.	Description
10.23†
License and Collaboration Agreement, dated May 14, 2021, by and between LianBio Respiratory Limited and Landos BioPharma, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.24†
License and Collaboration Agreement, dated May 31, 2021, by and among LianBio Inflammatory Limited, LianBio and Lyra Therapeutics, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.25†
Co-Development and License Agreement, dated March 1, 2021, by and between LianBio Respiratory Limited and ReViral Ltd. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.26
Lease and Lease Agreement, dated June 18, 2020, by and between LianBio dba Lian Pharma and Carnegie 103 Associates, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.27
Amendment No. 1 to Lease and Lease Agreement, dated as of July 1, 2021, between Carnegie 103 Associates, LLC and LianBio, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.28
Shanghai Municipality Lease Contract for Premises, dated December 23, 2019, by and between Shanghai LianBio Development Co. Ltd. and Shanghai Pudong Kerry Parkside Real Estate Co., Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.29
Supplemental Agreement II to Lease Contract of Kerry Parkside Office Building, dated as of August 31, 2020, by and between Shanghai LianBio Development Co. Ltd. and Shanghai Pudong Kerry Parkside Real Estate Co. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.30
Lease Contract for Office Building of Corporate Avenue dated November 4, 2021, by and between Shanghai Xingqiao Real Estate Co., Ltd. and Shanghai LianBio Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40947), filed with the Securities and Exchange Commission on November 10, 2021)

10.31
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.32
Indemnification Agreement, dated October 28, 2020 by and among LianBio, Konstantin Poukalov and Perceptive Life Sciences Master Fund, Ltd., Perceptive Xontogeny Venture Fund, LP, and LEV LB Holdings, LP. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.33#
Executive Employment Agreement, dated as of September 26, 2019, by and between LianBio and Bing Li (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.34#
Separation Agreement, dated as of February 24, 2021, by and between LianBio and Bing Li (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.35#
Amended and Restated Executive Employment Agreement, dated as of September 14, 2021, by and among LianBio, LianBio, LLC and Debra Yu, M.D. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.36#
Amended and Restated Executive Employment Agreement, dated as of September 14, 2021, by and among LianBio, LianBio, LLC and Brianne Jahn (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.37#
Amended and Restated Executive Employment Agreement, dated as of September 14, 2021, by and among LianBio, LLC and Yizhe Wang (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 011-40947), filed with the Securities and Exchange Commission on March 31, 2022)

Exhibit No.	Description
10.38#
LianBio 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-259978), filed with the Securities and Exchange Commission on October 1, 2021)

10.39#
LianBio 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.40#
Form of Non-Statutory Share Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.41#
Form of Non-Performance Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 011-40947), filed with the Securities and Exchange Commission on March 31, 2022)

10.42#
Form of Performance Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 011-40947), filed with the Securities and Exchange Commission on March 31, 2022)

10.43#
Form of Non-Performance Based Share Option Agreement (Employees) (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 011-40947), filed with the Securities and Exchange Commission on March 31, 2022)

10.44#
Form of Performance Based Share Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 011-40947), filed with the Securities and Exchange Commission on March 31, 2022)

10.45#
LianBio 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 8, 2021)

10.46#
LianBio Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-259978) filed with the Securities and Exchange Commission on October 20, 2021)

10.47*#	Employment Contract and Addendum to Employment Contract, dated as of March 14, 2023, by and between Shanghai LianBio Development Co., Ltd., and Yi Larson
10.48†
Amendment No. 1 to License and Collaboration Agreement, dated as of September 26, 2022, by and among LianBio Inflammatory Limited and Lyra Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40947) filed with the Securities and Exchange Commission on November 10, 2022)

10.49*†	Commercialization Agreement, dated as of December 16, 2022, by and among LianBio Development (HK) Limited, LianBio Respiratory Limited, ReViral Ltd. and Pfizer Inc.
10.50*#	Separation Agreement, dated as of December 13, 2022, by and between LianBio and Debra Yu
10.51*#	Consulting Agreement, dated as of December 13, 2022, by and between LianBio and Debra Yu
10.52*†	First Amendment to License and Collaboration Agreement, dated as of February 28, 2023 by and between LianBio Respiratory Limited and Landos BioPharma, Inc.
10.53*†	License and Collaboration Agreement, dated as of February 28, 2023, by and between LianBio Development (HK) Limited and NImmune Biopharma, Inc.
10.54*	Amendment No. 1 to the License, Development and Commercialization Agreement, dated as of March 16, 2023, by and between Nanobiotix S.A. and Lian Oncology Limited

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
^
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Certain portions of this exhibit have been omitted because they are not material and are the type of information that the Registrant treats as private or confidential
#	Indicates a management contract or any compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LianBio

Date: March 28, 2023	By:	/s/ Yizhe Wang
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

Name	Title	Date

/s/ Yizhe Wang	Chief Executive Officer and Director	March 28, 2023
Yizhe Wang	(Principal Executive Officer)

/s/ Yi Larson	Chief Financial Officer and Treasurer	March 28, 2023
Yi Larson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Konstantin Poukalov	Chairman of the Board	March 28, 2023
Konstantin Poukalov

/s/ Adam Stone	Director	March 28, 2023
Adam Stone

/s/ Neil Kumar	Director	March 28, 2023
Neil Kumar

/s/ Tassos Gianakakos	Director	March 28, 2023
Tassos Gianakakos

/s/ Susan Silbermann	Director	March 28, 2023
Susan Silbermann

/s/ Wei Wei Chen	Director	March 28, 2023
Wei Wei Chen