Form 10-Q
period 2023-03-31
LianBio
filed 2023-05-11
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2023, 107,164,175 ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 42,308,781 ordinary shares were held in the form of American Depositary Shares. This total number of ordinary shares and total number of ordinary shares held in the form of American Depositary Shares excludes 2,054,844 ordinary shares that are held by the depositary on reserve to satisfy obligations of the registrant under the registrant's equity plans.

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
LianBio
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$102,334	$79,221
Marketable securities	184,203	223,142
Prepaid expenses and other current assets	8,500	8,640
Other receivable	1,013	1,770
Total current assets	296,050	312,773
Restricted cash, non-current	73	73
Property and equipment, net	2,836	3,116
Operating lease right-of-use assets	3,604	3,978
Other non-current assets	20	20
Total assets	$302,583	$319,960
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,431	$1,453
Accrued expenses	16,627	19,826
Current portion of operating lease liabilities	1,906	1,851
Other current liabilities	1,961	485
Total current liabilities	25,925	23,615
Operating lease liabilities	2,014	2,488
Other liabilities	217	210
Total liabilities	28,156	26,313
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $0.000017100448 par value. 2,923,900,005 shares authorized as of March 31, 2023; 107,164,175 shares issued and outstanding as of March 31, 2023; 2,923,900,005 shares authorized as of December 31, 2022; 107,043,924 shares issued and outstanding as of December 31, 2022	2	2
Additional paid-in capital	736,752	732,476
Accumulated other comprehensive loss	(1,531)	(2,080)
Accumulated deficit	(494,570)	(470,525)
Total LianBio shareholders’ equity	240,653	259,873
Non-controlling interest	33,774	33,774
Total shareholders’ equity	274,427	293,647
Total liabilities and shareholders’ equity	$302,583	$319,960
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$10,831	$12,329
General and administrative	15,138	16,088
Total operating expenses	25,969	28,417
Loss from operations	(25,969)	(28,417)
Other income (expense):
Interest income, net	2,406	280
Other (expense) income, net	(44)	417
Net loss before income taxes	(23,607)	(27,720)
Income taxes	438	6
Net loss	(24,045)	(27,726)
Other comprehensive income (loss):
Foreign currency translation income (loss), net of tax	104	(393)
Unrealized gain (loss) on marketable securities, net of tax	445	(823)
Comprehensive loss	$(23,496)	$(28,942)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.22)	$(0.26)
Weighted-average shares outstanding used in computing net loss per share attributable to ordinary shareholders, basic and diluted	107,162,025	107,275,458
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	107,043,924	$2	$732,476	$(2,080)	$(470,525)	$259,873	$33,774	$293,647
Share-based compensation expense	—	—	4,276	—	—	4,276	—	4,276
Issuance of restricted stock units	120,251	—	—	—	—	—	—	—
Net loss	—	—	—	—	(24,045)	(24,045)	—	(24,045)
Comprehensive income	—	—	—	549	—	549	—	549
Balance, March 31, 2023	107,164,175	$2	$736,752	$(1,531)	$(494,570)	$240,653	$33,774	$274,427

	Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2021	107,275,458	$2	$713,269	$526	$(360,235)	$353,562	$33,774	$387,336
Share-based compensation expense	—	—	4,669	—	—	4,669	—	4,669
Receivable from related party	—	—	1,710	—	—	1,710	—	1,710
Net loss	—	—	—	—	(27,726)	(27,726)	—	(27,726)
Comprehensive Income	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Balance, March 31, 2022	107,275,458	$2	$719,648	$(690)	$(387,961)	$330,999	$33,774	$364,773

See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net loss	$(24,045)	$(27,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	324	271
Share based compensation expense	4,276	4,669
Amortization of discounts on investments, net	(1,179)	(44)
Unrealized foreign currency transaction gain, net	(66)	(294)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	159	1,460
Other receivable	757	—
Related party receivable	—	(352)
Accounts payable	3,976	3,783
Accrued expenses	(3,282)	4,739
Other current liabilities	1,495	116
Operating lease assets and liabilities, net	(47)	277
Net cash used in operating activities	(17,632)	(13,101)
Cash flows from investing activities:
Purchase of property and equipment	(19)	(344)
Purchase of marketable securities	(45,828)	(93,364)
Sales and redemption of marketable securities	86,391	18,375
Net cash provided by (used for) investing activities	40,544	(75,333)
Effect of exchange rate changes on cash and cash equivalents	201	109
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,113	$(88,325)
Cash and cash equivalents, and restricted cash—beginning of period	79,294	248,182
Cash and cash equivalents, and restricted cash—ending of period	$102,407	$159,857
Cash and cash equivalents—end of period	$102,334	$139,857
Restricted cash—end of period	$73	$20,000
Cash and cash equivalents, and restricted cash—ending of period	$102,407	$159,857
Supplemental disclosure of non-cash operating activities:
Related party receivable	$—	$1,710
Issuance costs in accounts payable and other accrued liabilities	$—	$630
Purchase of property and equipment in accounts payable	$12	$963
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Share and per Share Data)
(Unaudited)
1. Nature of Business
LianBio (“LianBio” or the “Company”) is a clinical stage biopharmaceutical company dedicated to bringing innovative medicines to patients with unmet medical needs in Asia. The Company’s initial focus is to license assets for development and commercialization in Greater China and other Asian markets.
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
2. Significant Accounting Policies
(A) Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates of the Financial Accounting Standards Board.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include the People’s Republic of China (“PRC”) registered entities directly owned by the Company. All intercompany accounts and transactions have been eliminated in consolidation.
The interim balance sheet as of March 31, 2023, and the interim consolidated statements of operations and comprehensive loss, changes in shareholders’ equity for the three months ended March 31, 2023 and 2022, and the cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s financial information. The financial data and other information disclosed in these notes related to the three month periods are also unaudited. The interim results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.
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

(i) Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s operations have not been significantly impacted by the global novel coronavirus disease 2019 (“COVID-19”) pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including planned clinical trials. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.
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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $494.6 million as of March 31, 2023. The Company’s cash and cash equivalents and marketable securities were $286.5 million as of March 31, 2023. The Company has financed its operations to date primarily through equity capital raises.
The Company believes that existing capital resources, will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements, though it expects to continue to incur operating losses and negative operating cash flows. The Company will be required to raise additional capital to fund future operations, however, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail planned activities to preserve cash resources. These factors may adversely impact the Company’s ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.
(C) Significant Accounting Policies Update
The Company’s significant accounting policies are disclosed in Note 2, Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
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

(E) Reclassification
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
3. Material Agreements
License Agreement with QED Therapeutics, Inc.
In October 2019, the Company entered into a license agreement (the “QED License Agreement”) with QED Therapeutics, Inc. (“QED”), as subsequently amended, under which the Company obtained an exclusive license under certain patents and know-how (including patents and know-how that QED licensed from QED’s upstream licensor) to develop, manufacture, use, sell, import, and commercialize QED’s ATP-competitive, FGFR1-3 tyrosine kinase inhibitor, infigratinib, in pharmaceutical products in the licensed territory of Mainland China, Macau, Hong Kong, Taiwan, Thailand, Singapore and South Korea, in the licensed field of human prophylactic and therapeutic uses in cancer indications. In September 2020, the Company entered into an amendment with QED to reduce the licensed territories to include Mainland China, Macau and Hong Kong. In December 2021, the Company entered into a second amendment with QED to modify the Company’s development obligations with respect to certain clinical trials, and change the development milestone payments the Company owes to QED and the royalty rates for the tiered royalties on net sales of licensed products the Company will pay to QED. Under the QED License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted warrants to purchase 100,000 ordinary shares in Lian Oncology, a subsidiary of LianBio, valued at $1.0 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 10% of the fully diluted equity of Lian Oncology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. The amended and restated option agreement also provided QED with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. In the event QED chose to convert the Subsidiary Warrant into Parent Company Shares, the number of Parent Company Shares QED was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Oncology that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis and as of the date the Company sent QED the notice of the IPO. In the event QED chose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant QED was entitled to receive would have been calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Oncology under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Oncology), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it is clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, based on the conversion feature, LianBio issued to QED a warrant to purchase 347,569 of its ordinary shares at an exercise price of $0.000017100448 per share and, concurrently with such issuance, the Subsidiary Warrant was deemed to be performed and settled in full and was irrevocably terminated. Additionally, QED is entitled to receive from the Company development milestone payments of up to $7.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of infigratinib, in addition to tiered royalties on net sales of licensed products at the greater of (a) percentage rates in the mid- to high-teens on the net sales of the licensed products, or (b) the applicable rate payable under QED’s agreement with its upstream licensor (capped in the mid-teens). No payments were made under this agreement during the three months ended March 31, 2023.

License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly-owned subsidiary of Bristol-Myers Squibb (“BMS”)), under which the Company obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant to purchase 170,000 ordinary shares in Lian Cardiovascular, a subsidiary of LianBio, valued at $33.8 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants, representing 17% of the fully diluted equity of Lian Cardiovascular, are exercisable by MyoKardia at any time after issuance. The amended and restated option agreement also provided MyoKardia with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. MyoKardia was entitled to choose to convert the Subsidiary Warrant into Parent Company Shares, and the number of Parent Company Shares MyoKardia was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Cardiovascular that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis on the date the Company sent MyoKardia the notice of the IPO. Alternatively, MyoKardia was entitled to choose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant MyoKardia was entitled to receive would be calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Cardiovascular under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Cardiovascular), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. As of October 12, 2021, MyoKardia elected not to exercise this option and, therefore, continues to hold its warrant to purchase 170,000 ordinary shares in Lian Cardiovascular. MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO. Additionally, MyoKardia was entitled to receive a nonrefundable financing milestone payment of $35.0 million upon a specified financing event, which occurred on October 29, 2020. The financing milestone was recorded at present value upon execution of the MyoKardia License Agreement, with total imputed interest of $2.3 million accreted under the effective interest method through the date the liability was settled. The financing milestone was paid to MyoKardia in December 2020 as a result of the Series A Preferred financing. Additionally, MyoKardia is entitled to receive from the Company development milestone payments of up to $60.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of mavacamten, plus tiered royalties on net sales ranging from the low to upper-teens. The Company paid the first development milestone of $5.0 million during the twelve months ended December 31, 2022. No payments were made under this agreement during the three months ended March 31, 2023.
License Agreement with Navire
In August 2020, pursuant to the BridgeBio exclusivity agreement, the Company entered into an exclusive license agreement with Navire Pharma, Inc. (“Navire”), a BridgeBio affiliate. Pursuant to the license agreement, Navire granted to the Company an exclusive, sublicensable license under certain patents and know-how of Navire to develop, manufacture, use, sell, import and commercialize Navire’s proprietary SHP2 inhibitor, BBP-398 (formerly known as IACS-15509) in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand, Singapore, and South Korea. Under the license agreement, Navire received a nonrefundable upfront payment of $8.0 million. Additionally, Navire is entitled to receive from the Company development milestone payments of up to $24.5 million upon achievement of specified development milestones, and sales milestone payments of up to $357.6 million upon achievement of specified commercialization milestones, plus tiered royalties on net sales ranging from approximately 5-15% on the net sales of the licensed products. The Company paid the first development milestone of $8.5 million for IND acceptance in the PRC in 2021. No payments were made under this agreement during the three months ended March 31, 2023.

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
Upon receipt in 2021, the upfront payment was recorded as restricted cash within the consolidated balance sheet and will remain restricted until such time as the upfront payment is utilized for specified in-licensing and co-development activities or until the Pfizer Collaboration Agreement terminates. Under the Pfizer Collaboration Agreement, Pfizer and LianBio will form a joint collaboration committee to discuss potential third party in-license opportunities and development and commercialization of the Company’s products in Greater China. In the event the Company seeks to engage a third-party commercialization partner with respect to the commercialization of the Company’s future products in Greater China, Pfizer will have a right to opt into such product. Upon opting in, a portion of the Funds will be used to pay for development and commercialization costs of such product and Pfizer will thereafter have a right of first negotiation and right of last refusal to obtain the commercialization rights of such product in Greater China, in each instance for additional, separate financial consideration. During the collaboration, Pfizer may provide in-kind support to the Company for marketing, development and regulatory activities.
In December 2022, the Company, Pfizer, and ReViral Ltd. (“ReViral,” now a wholly owned subsidiary of Pfizer) entered into a commercial agreement (the “Pfizer Commercial Agreement”) with respect to sisunatovir (a fusion inhibitor product for the treatment of respiratory syncytial virus (“RSV”)) as the first opted-in product under the Pfizer Collaboration Agreement. Pursuant to the Pfizer Commercial Agreement, LianBio will assign and transfer its development and commercialization rights to sisunatovir in Mainland China, Hong Kong, Macau and Singapore (the “Territory”) to Pfizer.
Under the Pfizer Commercial Agreement, the $20.0 million upfront payment, which was previously received and recorded as restricted cash, paid by Pfizer to LianBio in 2020 pursuant to the Pfizer Collaboration Agreement was released, as there are no further obligations and the associated contingencies were resolved. In addition, LianBio could also receive up to $135.0 million in potential development and sales milestones contingent on sisunatovir achieving a specified regulatory milestone event prior to the end of October 2035 and specified net sales milestone events. LianBio is further entitled to receive tiered payments in the low single digits on a percentage of net sales of sisunatovir in the Territory. Pfizer will lead all development and commercial activities, use commercially reasonable efforts to develop and seek regulatory approval for sisunatovir as a fusion inhibitor product for treatment of RSV as a single active pharmaceutical product in Mainland China, assume all costs in the Territory, and will waive LianBio’s milestone payment and royalty payment obligations previously due to ReViral pursuant to the Co-Development and License Agreement dated March 1, 2021, by and between LianBio Respiratory Limited and ReViral, which was superseded in its entirety by the Pfizer Commercial Agreement.
The Company has accounted for the Pfizer Commercial Agreement under ASC 450-30 and the consideration received under the agreement will be recognized as other income as they become realizable.

License Agreement with Tarsus
In March 2021, the Company entered into an exclusive license agreement (the “Tarsus License Agreement”) with Tarsus Pharmaceuticals, Inc. (“Tarsus”). Pursuant to the license agreement, Tarsus granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize TP-03 for the treatment of patients with Demodex blepharitis and Meibomian Gland Disease in Mainland China, Macau, Hong Kong and Taiwan. Under the license agreement, Tarsus received a nonrefundable upfront payment of $15.0 million and was granted three warrants to purchase 125,000 ordinary shares in Lian Ophthalmology, a subsidiary of LianBio, valued at $9.4 million (the “Tarsus Warrants”). Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. Pursuant to a related option agreement (the “Tarsus Option Agreement”), Tarsus also had the option to convert the warrants into ordinary shares of the Company (“Parent Company Shares”) or warrants to purchase a certain number of the Company’s ordinary shares (“Parent Company Warrants”) based on appreciation of the value in the Lian Ophthalmology since the inception of the Tarsus License Agreement. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. Following the issuances, the Tarsus Warrants were irrevocably terminated. On June 6, 2022, Tarsus exercised one warrant and the Company subsequently issued 78,373 of its ordinary shares at an exercise price of $0.000017100448 per share. Additionally, Tarsus is entitled to receive a nonrefundable second milestone payment of $10.0 million due and payable within forty-five days following the effective date. Additionally, Tarsus is entitled to receive payments from the Company totaling an aggregate of up to $175.0 million upon the achievement of specified development and commercial milestones, up to $75.0 million and $100.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to high-teens on net sales. During the twelve months ended December 31, 2022, the Company paid $25.0 million to Tarsus as a result of the achievement of these milestones. No payments were made under this agreement during the three months ended March 31, 2023.
In February 2023, the Company entered into a clinical supply agreement (the “Tarsus Supply Agreement”) with Tarsus. Upon the execution of the Tarsus Supply Agreement, Tarsus was entitled to receive a one-time payment of $2.5 million from the Company which has been recorded as a payable as of March 31, 2023.
License Agreement with Landos
In May 2021, the Company entered into an exclusive license agreement (the “Landos License Agreement”) with Landos BioPharma, Inc. (“Landos”). Pursuant to the license agreement, Landos granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize novel, gut-restricted small molecule omilancor (formerly known as BT-11) and NX-13 for the treatment of inflammatory bowel disease, that targets the NLRX1 pathway in Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. Under the license agreement, Landos received a nonrefundable upfront payment of $18.0 million. Additionally, Landos is entitled to receive payments from the Company totaling an aggregate of up to $200.0 million upon the achievement of specified development and commercial milestones, up to $95.0 million and $105.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to the mid-teens on net sales. No payments were made under this agreement during the three months ended March 31, 2023.
In February 2023, the Company entered into an amendment to the Landos License Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor to NImmune Biopharma, Inc (“NImmune”). As a result, the Landos License Agreement will relate only to NX-13, and the Company has entered into a direct license agreement with NImmune setting forth the terms of its continued development and commercialization of omilancor in its licensed territories. No payments were made under this agreement during the three months ended March 31, 2023.

License Agreement with NImmune
In February 2023, the Company entered into a license and collaboration agreement with NImmune, under which it obtained an exclusive license with the right to sublicense to affiliates and specified third parties under certain patents and know-how of NImmune to develop, manufacture, commercialize and otherwise, make and have made, use, offer for sale, sell, have sold, and import NImmune’s proprietary compound, omilancor, in the licensed regions of Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. NImmune is entitled to receive payments from the Company totaling an aggregate of up to $150.0 million upon the achievement of certain development and sales milestone events, up to $45.0 million and $105.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to the mid-teens on net sales. No payments were made under this agreement during the three months ended March 31, 2023.
License Agreement with Nanobiotix
In May 2021, the Company entered into an exclusive license agreement with Nanobiotix S.A. (“Nanobiotix”). Pursuant to the license agreement, Nanobiotix granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize NBTXR3, a potential first-in-class radioenhancer in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Nanobiotix received a nonrefundable upfront payment of $20.0 million. Additionally, Nanobiotix is entitled to receive payments from the Company totaling an aggregate of up to $220.0 million upon the achievement of specified development and commercial milestones, up to $65.0 million and $155.0 million, respectively, plus tiered royalties of 10-13% of net sales. No payments were made under this agreement during the three months ended March 31, 2023.
License Agreement with Lyra
In May 2021, the Company entered into an exclusive license agreement (the “Lyra License Agreement”) with Lyra Therapeutics, Inc. (“Lyra”). Pursuant to the license agreement, Lyra granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize LYR-210, an anti-inflammatory, intra-nasal drug matrix in late-stage development that is designed to treat chronic rhinosinusitis in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Lyra received a nonrefundable upfront payment of $12.0 million. Additionally, Lyra is entitled to receive payments from the Company totaling an aggregate of up to $135.0 million upon the achievement of specified development and commercial milestones, up to $40.0 million and $95.0 million, respectively, plus tiered royalties from the low- to high-teens on net sales. During the twelve months ended December 31, 2022, the Company paid $5.0 million to Lyra upon the completion of the first development milestone under the Lyra License Agreement. No payments were made under this agreement during the three months ended March 31, 2023.
4. Marketable Securities and Fair Value Measurements
The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2023 and December 31, 2022:

As of March 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$94,260	$9	$(122)	$94,147
Government obligations & agency securities	90,338	13	(295)	90,056
Total	$184,598	$22	$(417)	$184,203

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$120,570	$5	$(313)	$120,262
Corporate debt securities	14,146	—	(16)	14,130
Government obligations	89,265	4	(519)	88,750
Total	$223,981	$9	$(848)	$223,142

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2023 are as follows:

As of March 31, 2023 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(122)	$66,054	$—	$—	$(122)	$66,054
Government obligations & agency securities	(295)	73,455	—	—	(295)	73,455
Total	$(417)	$139,509	$—	$—	$(417)	$139,509

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2022 are as follows:

As of December 31, 2022 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(313)	$110,370	$—	$—	$(313)	$110,370
Corporate debt securities	(16)	14,130	—	—	(16)	14,130
Government obligations	(455)	70,771	(64)	14,897	(519)	85,668
Total	$(784)	$195,271	$(64)	$14,897	$(848)	$210,168

Marketable securities on the balance sheet at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
	Less than 12 Months	More Than 12 Months
Commercial paper	$94,147	$—
Government obligations & agency securities	90,056	—
Total Marketable securities	$184,203	$—

	December 31, 2022
	Less than 12 Months	More Than 12 Months
Commercial paper	$120,262	$—
Corporate debt securities	14,130	—
Government obligations	70,771	17,979
Total Marketable securities	$205,163	$17,979

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,665	$—	$—	$45,665
Marketable securities:
Commercial paper	—	94,147	—	94,147
Corporate debt securities	—	—	—	—
Government obligations & agency securities	—	90,056	—	90,056
Total	$45,665	$184,203	$—	$229,868

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,242	$—	$—	$11,242
Marketable securities:
Commercial paper	—	120,262	—	120,262
Corporate debt securities	—	14,130	—	14,130
Government obligations	—	88,750	—	88,750
Total	$11,242	$223,142	$—	$234,384
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Leasehold improvements	$3,387	$3,372
Furniture and fixtures	113	113
Computer equipment and software	1,142	1,111
Construction in progress	71	67
	4,713	4,663
Accumulated depreciation	(1,877)	(1,547)
Total property and equipment, net	$2,836	$3,116
Total depreciation related to property and equipment for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively.
6. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Advance payments to suppliers and rent deposit	$1,908	$1,957
Prepaid insurance	2,360	2,953
VAT receivable	2,939	2,640
Other prepaid expenses	1,293	1,090
Total prepaid expenses and other current assets	$8,500	$8,640

7. Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Employee compensation and related benefits	$2,541	$7,833
Professional fees	5,176	4,438
Consulting and contracted research	8,734	7,379
Other	176	176
Total accrued expenses	$16,627	$19,826
8. Commitments and Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2023 and December 31, 2022, there have been no such matters identified. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The Company is not currently party to any material legal proceedings.
9. Share-Based Compensation
In December 2019, the Company adopted a shareholder-approved share-based compensation plan (the “2019 Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants.
In connection with the IPO, the Company adopted a shareholder-approved share-based compensation plan (the “2021 Equity Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants. The maximum number of shares that may be delivered in satisfaction of awards under the 2021 Equity Plan is approximately 14.2 million shares, plus the number of shares that remain available for issuance under the 2019 Plan and that may again become available for issuance under such plan, not to exceed approximately 10.7 million shares in the aggregate, and an annual increase, to be added as of January 1st of each year from January 1, 2022, to January 1, 2031, equal to the lesser of (i) four percent (4%) of the number of shares outstanding as of such date; and (ii) the number of shares determined by the Board of Directors on or prior to such date for such year. Subsequent to the effectiveness of the 2021 Equity Plan, no additional awards will be made pursuant to the 2019 Plan. However, any outstanding awards granted under the 2019 Plan will remain outstanding, subject to the terms of the 2019 Plan and award agreements. Through March 31, 2023, there were awards outstanding for approximately 8.3 million ordinary shares under the 2019 Plan and approximately 12.0 million ordinary shares under the 2021 Equity Plan.
Share Option Awards
Share option grants provide the right to purchase a specified number of ordinary shares from the Company at a specified price during a specified period of time. The share option exercise price per share is the fair market value of the Company’s ordinary shares on the date of the grant of the share option.
During the three months ended March 31, 2023, the Company issued options to purchase a total of 4,167,173 ordinary shares to various employees, directors and board members with a weighted-average exercise price of $2.65 per share option and a weighted-average fair value of $1.87 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.53% - 3.64%; expected dividend yield of 0.00%; expected share price volatility of 78.84% - 79.25%; and expected term of 6.08 years.

During the three months ended March 31, 2022 the Company issued options to purchase 55,110 ordinary shares with a weighted-average exercise price of $2.94 per share option and a weighted-average fair value of $2.01 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.56%; expected dividend yield of 0.00%; expected share price volatility of 76.83%; and expected term of 6.08 years.
As of March 31, 2023, $32.5 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 2.70 years from the date of grant. As of March 31, 2022, $46.1 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 3.35 years from the date of grant. Options granted to senior management and employees generally vest in equal annual increments over four years and grants issued subsequent to the IPO generally vest over four years with 25% vesting over the first year and monthly thereafter.
Performance Share Awards
There were no performance share awards granted during the three months ended March 31, 2023 or 2022. As of March 31, 2023 and 2022, there was $4.9 million and $7.1 million of total unrecognized compensation cost related to outstanding performance share awards, respectively.
There were no performance-based share units (“PSUs”) granted during the three months ended March 31, 2023 or 2022. As of March 31, 2023 and 2022, there was $1.3 million and $2.8 million of total unrecognized compensation cost related to outstanding PSUs.
Restricted Share Units
During the three months ended March 31, 2023, the Company granted 2,917,361 non-vested restricted share units (“RSUs”) to certain employees, with a weighted-average grant date fair value of $1.72. As of March 31, 2023, there was $7.1 million of total unrecognized compensation expense related to non-vested RSUs. There were 10,270 RSUs granted during the three months ended March 31, 2022 and $2.8 million of total unrecognized compensation expense related to non-vested RSUs as of March 31, 2022.
During the three months ended March 31, 2023 and 2022, the company did not grant performance-based RSUs. As of March 31, 2023 and 2022, there was $0.6 million and $0.8 million of total unrecognized compensation expense related to non-vested performance-based RSUs.
10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities. For the three months ended March 31, 2023 and 2022, diluted and basic net loss per ordinary share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator
Net loss attributable to ordinary shareholders	$(24,045)	$(27,726)
Denominator
Weighted-average shares – basic and diluted	107,162,025	107,275,458
Net loss per ordinary share – basic and diluted	$(0.22)	$(0.26)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share, because including them would have been anti-dilutive during each period.

	As of
	March 31, 2023	March 31, 2022
Employee Share Options	16,691,626	14,054,402
Non-vested restricted share units	3,627,023	635,393
MyoKardia Warrant	170,000	170,000
Warrants in LianBio issued to QED and Tarsus	425,942	504,315

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2022 and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this report and the section entitled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Some of the numbers included herein have been rounded for the convenience of presentation.
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
The following diagram depicts our corporate structure as of March 31, 2023. As of March 31, 2023, the shares of each of our subsidiaries are 100% owned by the respective entity displayed immediately above that subsidiary. Certain warrant rights are outstanding and may be exercised in the future for equity interests in our Cayman parent entity, LianBio, and our subsidiary, Lian Cardiovascular, as described in “Note 10: Equity” in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023. Currently, our corporate structure contains no variable interest entities.

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
In February 2023, we submitted a New Drug Application (“NDA”) for mavacamten for the treatment of adults with symptomatic New York Heart Association Class II-III obstructive hypertrophic cardiomyopathy (“oHCM”) in the Macau Special Administrative Region. The submission was based on the U.S. Food and Drug Administration (“FDA”) approval of mavacamten.
In March 2023, patient visits in the double-blinded placebo-controlled treatment period were completed in the Phase 3 EXPLORER-CN study of mavacamten in Chinese symptomatic oHCM patients.
In April 2023, we announced the National Medical Products Administration (“NMPA”) accepted with priority review the NDA for mavacamten for the treatment of patients with oHCM.
In April 2023, we announced positive topline results from our Phase 3 EXPLORER-CN trial evaluating mavacamten in oHCM patients. EXPLORER-CN met its primary endpoint, demonstrating statistically significant and clinically meaningful improvement in Valsalva left ventricular outflow tract gradient from baseline to week 30 compared to placebo (p<0.001).
In May 2023, mavacamten was approved for the treatment of adults with symptomatic New York Heart Association Class II-III oHCM in the Macau Special Administrative Region of China.
Omilancor
In January 2023, Landos BioPharma, Inc. (“Landos”) announced that following an in-depth review of their pipeline and overall development plans, omilancor was poised for partnering and continued clinical development in the future and that Landos would continue to explore collaborations and other arrangements that would provide additional resources and/or capabilities to advance omilancor. In February 2023, Landos announced the transfer of omilancor to Dr. Josep Bassaganya-Riera, Ph.D., the founder of Landos who previously served as its Chairman, President and CEO, and certain affiliated individuals and entities. Dr. Bassaganya-Riera subsequently launched NImmune Biopharma, Inc. (“NImmune”) to continue the development of its LANCL portfolio including omilancor.
In February 2023, we entered into an amendment to the exclusive license agreement (the “Landos Agreement”), reflecting that Landos has transferred and assigned substantially all of its rights in omilancor, and we have entered into a direct license agreement with NImmune setting forth the terms of our continued development and commercialization of omilancor in LianBio territories.
Corporate Developments
In April 2023, we announced that we promoted Pascal Qian to Chief Commercial Officer. He will also continue to serve as our China General Manager.
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

To date, we have been able to continue our key business activities and advance our clinical programs. However, the COVID-19 pandemic has impacted our clinical trial enrollment and it is possible that our clinical development timelines and business plans could be adversely affected. We maintain regular communication with our vendors and clinical sites to appropriately plan for, and mitigate, the impact of the COVID-19 pandemic on our operations.
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
The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Research and development expenses (in thousands):
Licensing fees	$2,500	$5,000
Employee related expense	2,815	2,823
CRO costs	4,679	3,702
Other costs	837	804
Total	$10,831	$12,329

Licensing arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are generally required to make upfront payments upon entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant product candidate under these agreements, as well as tiered royalties based on net sales of the license products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $2.5 million and $5.0 million, for the three months ended March 31, 2023 and March 31, 2022, respectively.

The following table sets forth a breakdown of licensing fees by program for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Licensing fees:
TP-03	$2,500	$—
LYR-210	—	5,000
Total	$2,500	$5,000
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
We recorded income tax expense (benefit) of $0.4 million and $0.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating expenses (in thousands):
Research and development	$10,831	$12,329
General and administrative	15,138	16,088
Total operating expenses	25,969	28,417
Loss from operations	(25,969)	(28,417)
Other income (expense):
Interest income, net	2,406	280
Other (expense) income, net	(44)	417
Net loss before income taxes	(23,607)	(27,720)
Income taxes	438	6
Net loss	$(24,045)	$(27,726)
Research and development expenses
Research and development expenses decreased by $1.5 million from $12.3 million for the three months ended March 31, 2022 to $10.8 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, research and development cost was primarily attributable to (i) $2.5 million related to an upfront payment related to the Tarsus Pharmaceuticals, Inc. (“Tarsus”) clinical supply agreement (the “Tarsus Supply Agreement”), $2.8 million in personnel-related expenses, including share-based compensation expense, and $4.7 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
For the three months ended March 31, 2022, research and development cost was primarily attributable to (i) $5.0 million related to a development milestone payment payable to Lyra Therapeutics, Inc. (“Lyra”) pursuant to our license agreement with Lyra (the “Lyra License Agreement”), (ii) $3.7 million attributable to development activities to support our clinical trials and (iii) $2.8 million in personnel-related expenses, including share-based compensation expense. The remaining expense was attributable to professional fees.
General and administrative expenses
General and administrative expenses decreased by $1.0 million from $16.1 million for the three months ended March 31, 2022 to $15.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $1.8 million decrease in legal service costs, consulting costs and accounting services and a $0.7 million decrease in insurance and other operating costs incurred. These decreases were partially offset by a $1.5 million increase in personnel-related expenses, including share-based compensation expense, for increased employee headcount.
Interest income
Interest income increased by $2.1 million from $0.3 million for the three months ended March 31, 2022 to $2.4 million for the three months ended March 31, 2023. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.
Other income, net
Other income, net decreased by $0.4 million from $0.4 million for the three months ended March 31, 2022 to $0.0 million for the three months ended March 31, 2023. The decrease is primarily attributable to foreign exchange losses in our foreign entities.

Income taxes
Our income tax expense was $0.4 million, resulting in an effective income tax rate of (1.9)%, for the three months ended March 31, 2023. Our income tax expense was $6.0 thousand, resulting in an effective income tax rate of 0.0%, for the three months ended March 31, 2022. The variation in the effective income tax rate was primarily due to taxable income in foreign jurisdictions in 2023.
Liquidity and Capital Resources
Sources of liquidity
Since our incorporation, our operations have been substantially financed with proceeds from sales of preferred shares as part of the Series Seed financing, the Series A financing, the issuance of the 2020 Convertible Notes and our IPO, which was completed in November 2021. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $286.5 million.
We are a holding company with no operations of our own and, as such, we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason, as well as any changes in Chinese laws or regulations, could limit or impair their ability to pay such distributions. For additional information, see “Part I—Item 1A—Risk Factors—Risks Related to Doing Business in China and Our International Operations—We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash (used in) provided by (in thousands):
Operating activities	$(17,632)	$(13,101)
Investing activities	40,544	(75,333)
Financing activities	—	—
Net cash used in operating activities
During the three months ended March 31, 2023, operating activities used approximately $17.6 million of cash, primarily due to our net loss of $24.0 million, partially offset by non-cash consideration of $4.3 million related to share-based compensation expense and $3.1 million related to changes in operating assets and liabilities.
During the three months ended March 31, 2022, operating activities used approximately $13.1 million, primarily due to our net loss of $27.7 million, partially offset by non-cash consideration of $4.7 million related to share-based compensation expense and $10.0 million related to changes in operating assets and liabilities.
Net cash used in investing activities
During the three months ended March 31, 2023, investing activities provided approximately $40.5 million, consisting of approximately $86.4 million from the sales and redemption of marketable securities, partially offset by $45.8 million from the purchases of marketable securities.
During the three months ended March 31, 2022, investing activities used approximately $75.3 million, consisting of approximately $93.4 million for purchases of marketable securities, and approximately $0.3 million for purchases of property and equipment, partially offset by the sales and redemption of marketable securities of approximately $18.4 million.
Net cash provided by financing activities
During the three months ended March 31, 2023 and March 31, 2022, we did not generate any net proceeds from financing activities.

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
During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Impact of New Accounting Standards
The adoption of new accounting standards and the impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period ended March 31, 2023, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Based on that evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2022.
The approval of, or filing or other procedures with, the China Securities Regulatory Commission (“CSRC”) or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures. We are also required to obtain business licenses from Chinese authorities in connection with our general business activities currently conducted in China.

As of the date of this Quarterly Report on Form 10-Q, we are not required to obtain prior approval or prior permission from the CSRC or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect for offerings of our equity securities to foreign investors. On February 17, 2023, the CSRC promulgated a new set of regulations consisting of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which came into effect on March 31, 2023. The Trial Measures require relevant filing procedures with the CSRC for both direct and indirect overseas offering and listing by domestic companies, of which the former refers to offering and listing in an overseas market made by an issuer incorporated in China, and the latter refers to offering and listing in an overseas market made by an issuer incorporated overseas, if such issuer meets both of the following two conditions as set forth in the Trial Measures: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by People’s Republic of China (“PRC”) companies (the “Financial Condition”); and (ii) the main parts of the issuer’s business activities are conducted in Mainland China, or its main places of business are located in Mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in Mainland China. In addition, the determination as to whether or not a transaction is an indirect overseas offering and listing by a domestic company, shall be made on a substance over form basis. In terms of the general filing procedure for subsequent securities offering of an issuer in the same overseas market where it has previously offered and listed securities, such offering shall be filed with the CSRC within three working days after the offering is completed. Where an issuer fails to fulfill the required filing procedure, the CSRC may order rectification, issue warnings to such issuer, and impose a fine of between RMB 1,000,000 and RMB 10,000,000. Directly liable persons-in-charge and other directly liable persons may be warned and each imposed a fine of between RMB 500,000 and RMB 5,000,000. As of the date of this Quarterly Report on Form 10-Q, based on our understanding, we do not meet the Financial Condition, but Zhong Lun Law Firm, our legal counsel as to Chinese law, have advised us that we cannot rule out the possibility that our offerings may still be considered as an indirect overseas offering and listing by a domestic company based on a substance over form basis. As the Trial Measures were only enacted recently, there remains uncertainty as to the interpretation and implementation of the Trial Measures and the supporting guidelines, including but not limited to the interpretation to the concept of “substance over form”, as well as other PRC regulatory requirements related to overseas securities offerings and other capital markets activities; thus, we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. We also cannot assure you that our status will not change by the time an actual offering is made under relevant prospectus supplement to be filed in the future. Any uncertainties and/or negative publicity regarding the aforementioned approval(s), filing(s) or other procedure(s), the interpretation and implementation of existing laws and regulations, or any further laws, regulations or interpretations that may be released and enacted in the future could have a material adverse effect on our business and/or on the trading price of the ADSs.
We rely on our licensors and their contracts with third-party manufacturers to produce any product candidates that we are developing in our territories and for which we receive regulatory approval and engage in commercialization. If the manufacturing facilities of our licensors or these third-party manufacturers are not approved by regulators, are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.

We currently intend to rely on our licensors and their third-party manufacturers for the manufacture of the clinical and commercial supply of our product candidates. Any inability of our licensors to establish, maintain or scale up their internal manufacturing capabilities in a timely fashion (or at all), including any inability to allocate sufficient funding or appropriate resources to such internal manufacturing capabilities, increases the risk that we will not have sufficient quantities of supply, or that such supply will not be available to us at an acceptable cost or timeline. In cases where our licensors need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates, they may not be able to do so on favorable terms. Prior to being permitted to sell any drugs produced at these facilities, the facilities will need to be inspected and approved by regulatory authorities. If these facilities are not approved by regulators or are damaged or destroyed, or otherwise subject to disruption, our licensors may require substantial lead time to replace their manufacturing capabilities.

In such event, our licensors would be forced to identify and rely partially or entirely on alternative supply sources, including third-party contract manufacturing organizations (“CMOs”), for an indefinite period of time. Any new facility needed to replace an existing production facility would need to comply with the necessary regulatory requirements and be tailored to our licensors’ production requirements and processes. We also would need regulatory approvals before using any products manufactured at a new facility or using different or updated manufacturing processes in clinical trials or selling any products that are ultimately approved, and such regulatory approval process could delay, prevent or impair our development or commercialization efforts. If our licensors or their third-party manufacturers experience a shortage in supply, such shortage would have a negative impact on our business. Any disruptions or delays at the facilities of our licensors or their third-party manufacturers or their failure to maintain regulatory compliance would impair our ability to develop and commercialize our product candidates, which would adversely affect our business and results of operations. In addition, any interruption of supplies would adversely affect our business and results of operations. For example, the COVID-19 pandemic has had and could continue to have a broad impact on the production and supplies of active ingredients or other raw materials and result in a potential shortage of supply.

Our anticipated reliance on our licensing partners or a limited number of third-party manufacturers through our licensing partners exposes us to a number of risks, including the following:

•our licensing partners may be unable to establish, maintain or scale up their internal manufacturing capabilities in a timely fashion or at all;
•our licensing partners could be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited;
•a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•our licensors or their third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
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
•manufacturers may be subject to ongoing periodic unannounced inspection by regulatory authorities to ensure strict compliance with current Good Manufacturing Practices (“cGMPs”) and other government regulations and corresponding foreign standards, and we have no control over our licensors’ or third-party manufacturers’ compliance with these regulations and standards;
•we may not own, or may have to share, the intellectual property rights to any improvements made by our licensors or their third-party manufacturers in the manufacturing process for our product candidates;
•our licensors could breach or terminate their agreements with us, and our licensors’ third-party manufacturers could breach or terminate their agreements with our licensors;
•raw materials and components used in the manufacturing process, particularly those for which our licensors have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
•our licensors and our licensors’ CMOs and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
•our licensors and our licensors’ CMOs may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over the ability of our licensors or our licensors’ CMOs to maintain adequate quality control, quality assurance and qualified personnel.

We are dependent on our licensing partners and third-party manufacturers retained by our licensing partners for the manufacture of our product candidates and for our supply chain. If we or our licensing partners experience problems with any of these third parties or with internal manufacturing processes, the manufacture of our product candidates or products could be delayed, which could harm our results of operations.

In order to successfully commercialize our product candidates, we currently intend to rely on our licensing partners to produce, or to identify qualified CMOs for the scaled production of, a commercial supply of certain of our product candidates. For a number of our product candidates, we or our licensing partners have not yet identified suppliers to support scaled production. If we or our licensing partners are unable to produce such supply or contract with CMOs for clinical and commercial supply of our product candidates, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. For example, we source our clinical drug supply of mavacamten through a clinical supply agreement and expect to source our commercial drug supply of mavacamten through a commercial supply agreement with MyoKardia Inc., and any disruption or delay in the ability of BMS to manufacture and deliver mavacamten for our clinical trials, or any disruption in our planned supplier relationship with Bristol-Myers Squibb (“BMS”), could harm our business, results of operations, financial condition and prospects. Similarly, we source our clinical drug supply of, and expect to source our commercial drug supply, of TP-03 from Tarsus, and such supply is contingent upon Tarsus’s ability to obtain adequate supply.

Our reliance on our licensing partners or third-party manufacturers retained by our licensing partners to manufacture our product candidates entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on such third parties for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by such third parties because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by such third parties, based on their own business priorities, at a time that is costly or damaging to us. In addition, the NMPA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMPs and China GMP standards. Any failure by our licensing partners or the third-party manufacturers retained by us or our licensing partners to comply with cGMPs and China GMP standards or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the NMPA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or the imposition of civil and criminal penalties.

Any significant disruption in our potential supplier relationships could harm our business. We intend to source key materials from third parties, either directly through our licensors or indirectly through our licensors’ agreements with suppliers or their manufacturers who have agreements with suppliers. We anticipate that, in the near term, all key materials will be sourced through third parties, including, for example, our clinical drug supply of mavacamten, which we have sourced under a clinical supply agreement with BMS. There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture some of our drugs. Such suppliers may not sell these key materials to us, our licensors, or our licensors’ manufacturers at the times we need them or on commercially reasonable terms. We currently do not have any agreements for the commercial production of these key materials. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we, our licensors or our licensors’ manufacturers are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

If any licensor fails to perform its obligations, or if any manufacturer with which we or our licensors currently or may in the future contract fails to perform its obligations, we or our licensors, as applicable, may be forced to enter into an agreement with a different manufacturer, which we or our licensors may not be able to do on reasonable terms, if at all. In such a scenario, our clinical trials supply could be delayed significantly as we or our licensors establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we or our licensors may have difficulty, or there may be contractual restrictions prohibiting us or our licensors from, transferring such skills to a back-up or alternate supplier, or we or our licensors may be unable to transfer such skills at all. In addition, our licensors may experience changes to their manufacturing processes or may be required to change manufacturers for a number of reasons; for example, in the fourth quarter of 2022, Lyra announced that it temporarily paused enrollment in ENLIGHTEN II due to a transition to in-house manufacturing instead of relying on third-party manufacturers. If our licensors experience such changes to their manufacturing processes or we or our licensors are required to change manufacturers for any reason, we or our licensors will be required to verify that the new manufacturing facilities and processes or the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of such new manufacturing facilities and processes, or a new manufacturer, could negatively affect our ability to advance clinical trials or otherwise develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently, which may increase our or our licensors’ reliance on such manufacturer or require us or our licensors to obtain a license from such CMO in order to have another manufacturer manufacture our product candidates. In addition, changes in manufacturing facilities or processes, even without a change in manufacturing party, or changes in manufacturers, often involve changes in manufacturing procedures, which could require that we make additional regulatory submissions conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturing facilities or processes, or new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Furthermore, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Because of the complex nature of our compounds, we, our licensors, or our licensors’ manufacturers may not be able to manufacture our compounds at a cost or in quantities or in a timely manner necessary to complete large-scale clinical trials or make commercially successful products. In addition, as our product development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical products on a commercial scale and some of our licensors or our current licensors’ suppliers may need to increase their scale of production to meet our projected needs for commercial manufacturing. Any failure on the part of our licensors or our licensors’ suppliers to meet our needs for commercial manufacturing could adversely impact our business and result of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds
On October 29, 2021, our Registration Statement on Form S-1, as amended (File No. 333-259978), was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 20,312,500 ADSs representing 20,312,500 ordinary shares, at a price to the public of $16.00 per ADS. Goldman Sachs & Co. LLC, Jefferies LLC and BofA Securities, Inc. acted as joint lead book-running managers and Raymond James & Associates, Inc. acted as a lead manager for the offering.
Our IPO closed on November 3, 2021. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on November 2, 2021.
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

LianBio

Date: May 11, 2023	By:	/s/ Yizhe Wang
Yizhe Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Yi Larson
Yi Larson
Chief Financial Officer (Principal Financial and Accounting Officer)