Form 10-Q
period 2023-06-30
LianBio
filed 2023-08-14
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 7, 2023, 107,167,609 ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 42,312,215 ordinary shares were held in the form of American Depositary Shares. This total number of ordinary shares and total number of ordinary shares held in the form of American Depositary Shares excludes 2,051,410 ordinary shares that are held by the depositary on reserve to satisfy obligations of the registrant under the registrant’s equity plans.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Unless the context requires otherwise, references in this report to the “Company,” “LianBio,” “we,” “us” and “our” refer to LianBio and its consolidated subsidiaries. We are not a Chinese operating company but are a Cayman Islands holding company with operations conducted by our subsidiaries. For more information on risks relating to our organizational structure, see “Risks Related to Doing Business in China and Our International Operations” and “Risks Related to Ownership of our Ordinary Shares or ADSs and our Status as a Public Company” in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
LianBio
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$104,059	$79,221
Marketable securities	163,209	223,142
Prepaid expenses and other current assets	4,805	8,640
Other receivable	1,025	1,770
Total current assets	273,098	312,773
Restricted cash, non-current	69	73
Property and equipment, net	2,562	3,116
Operating lease right-of-use assets	3,049	3,978
Other non-current assets	20	20
Total assets	$278,798	$319,960
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,908	$1,453
Accrued expenses	16,879	19,826
Current portion of operating lease liabilities	1,859	1,851
Other current liabilities	996	485
Total current liabilities	21,642	23,615
Operating lease liabilities	1,441	2,488
Other liabilities	210	210
Total liabilities	23,293	26,313
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $0.000017100448 par value. 2,923,900,005 shares authorized as of June 30, 2023; 107,167,609 shares issued and outstanding as of June 30, 2023; 2,923,900,005 shares authorized as of December 31, 2022; 107,043,924 shares issued and outstanding as of December 31, 2022	2	2
Additional paid-in capital	741,246	732,476
Accumulated other comprehensive loss	(3,326)	(2,080)
Accumulated deficit	(516,191)	(470,525)
Total LianBio shareholders’ equity	221,731	259,873
Non-controlling interest	33,774	33,774
Total shareholders’ equity	255,505	293,647
Total liabilities and shareholders’ equity	$278,798	$319,960
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$9,454	$28,591	$20,285	$40,920
General and administrative	15,590	14,551	30,728	30,639
Total operating expenses	25,044	43,142	51,013	71,559
Loss from operations	(25,044)	(43,142)	(51,013)	(71,559)
Other income:
Interest income, net	2,754	553	5,160	833
Other income, net	869	203	825	620
Net loss before income taxes	(21,421)	(42,386)	(45,028)	(70,106)
Income taxes	200	5	638	11
Net loss	(21,621)	(42,391)	(45,666)	(70,117)
Other comprehensive income (loss):
Foreign currency translation loss, net of tax	(1,641)	(421)	(1,537)	(814)
Unrealized gain (loss) on marketable securities, net of tax	(154)	(291)	291	(1,114)
Comprehensive loss	$(23,416)	$(43,103)	$(46,912)	$(72,045)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(0.39)	$(0.43)	$(0.65)
Weighted-average shares outstanding used in computing net loss per share attributable to ordinary shareholders, basic and diluted	107,164,401	107,922,501	107,163,220	107,600,767
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	107,043,924	$2	$732,476	$(2,080)	$(470,525)	$259,873	$33,774	$293,647
Share-based compensation expense	—	—	4,276	—	—	4,276	—	4,276
Issuance of restricted stock units	120,251	—	—	—	—	—	—	—
Net loss	—	—	—	—	(24,045)	(24,045)	—	(24,045)
Comprehensive income	—	—	—	549	—	549	—	549
Balance, March 31, 2023	107,164,175	$2	$736,752	$(1,531)	$(494,570)	$240,653	$33,774	$274,427
Share-based compensation expense	—	—	4,494	—	—	4,494	—	4,494
Issuance of restricted stock units	3,434	—	—	—	—	—	—	—
Net loss	—	—	—	—	(21,621)	(21,621)	—	(21,621)
Comprehensive loss	—	—	—	(1,795)	—	(1,795)	—	(1,795)
Balance, June 30, 2023	107,167,609	$2	$741,246	$(3,326)	$(516,191)	$221,731	$33,774	$255,505

	Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2021	107,275,458	$2	$713,269	$526	$(360,235)	$353,562	$33,774	$387,336
Share-based compensation expense	—	—	4,669	—	—	4,669	—	4,669
Receivable from related party	—	—	1,710	—	—	1,710	—	1,710
Net loss	—	—	—	—	(27,726)	(27,726)	—	(27,726)
Comprehensive Income	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Balance, March 31, 2022	107,275,458	$2	$719,648	$(690)	$(387,961)	$330,999	$33,774	$364,773
Share-based compensation expense	—	—	4,528	—	—	4,528	—	4,528
Exercise of options	1,000,000	—	—	—	—	—	—	—
Exercise of warrants	78,373	—	—	—	—	—	—	—
Net loss	—	—	—	—	(42,391)	(42,391)	—	(42,391)
Comprehensive loss	—	—	—	(712)	—	(712)	—	(712)
Balance, June 30, 2022	108,353,831	$2	$724,176	$(1,402)	$(430,352)	$292,424	$33,774	$326,198

See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net loss	$(45,666)	$(70,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease expense (benefit)	—	430
Depreciation expense	658	409
Share based compensation expense	8,770	9,197
Amortization of discounts on investments, net	(2,360)	1
Unrealized foreign currency transaction (gain) loss, net	(1,261)	240
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,710	3,130
Other receivable	745	(1,281)
Other non-current assets	—	8
Accounts payable	476	(1,957)
Accrued expenses	(2,198)	7,414
Other current liabilities	273	50
Operating lease assets and liabilities, net	(97)	(32)
Net cash used in operating activities	(36,950)	(52,508)
Cash flows from investing activities:
Purchase of property and equipment	(69)	(673)
Purchase of marketable securities	(87,806)	(126,138)
Sales and redemption of marketable securities	150,391	85,125
Net cash provided by (used for) investing activities	62,516	(41,686)
Cash flows from financing activities:
Proceeds from exercise of share options	—	1,710
Net cash provided by financing activities	—	1,710
Effect of exchange rate changes on cash and cash equivalents	(732)	(1,289)
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,834	$(93,773)
Cash and cash equivalents, and restricted cash—beginning of period	79,294	248,182
Cash and cash equivalents, and restricted cash—ending of period	$104,128	$154,409
Cash and cash equivalents—end of period	$104,059	$134,334
Restricted cash—end of period	$69	$20,075
Cash and cash equivalents, and restricted cash—ending of period	$104,128	$154,409
Supplemental disclosure of cash information
Cash paid for income taxes	$3	$343
Supplemental disclosure of non-cash operating activities:
Purchase of property and equipment in accounts payable	$150	$938
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
On November 3, 2021, the Company completed its initial public offering (“IPO”) through an underwritten sale of 20,312,500 American Depositary Shares (“ADSs”) representing 20,312,500 ordinary shares at a price of $16.00 per share. Following the close of the IPO, on December 1, 2021, the underwriters partially exercised their option to purchase additional shares and purchased an additional 593,616 ADSs at the IPO price of $16.00 per ADS. The Company received gross proceeds of $334.5 million in connection with the IPO and subsequent exercise of the underwriters’ option and aggregate net proceeds of $304.8 million after deducting underwriting discounts, commissions and other offering expenses.
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
The interim balance sheet as of June 30, 2023, and the interim consolidated statements of operations and comprehensive loss, changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022, and the cash flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s financial information. The financial data and other information disclosed in these notes related to the three and six month periods are also unaudited. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.
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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $516.2 million as of June 30, 2023 and $470.5 million as of December 31, 2022. The Company’s cash and cash equivalents and marketable securities were $267.3 million as of June 30, 2023 and $302.4 as of December 31, 2022. The Company has financed its operations to date primarily through equity capital raises.
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
(C) Significant Accounting Policies Update
The Company’s significant accounting policies are disclosed in Note 2, Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2023.
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

(E) Reclassification
Certain reclassifications of prior year information have been made to conform to the current year’s presentation.
3. Material Agreements
License Agreement with QED Therapeutics, Inc.
In October 2019, the Company entered into a license agreement (the “QED License Agreement”) with QED Therapeutics, Inc. (“QED”), as subsequently amended, under which the Company obtained an exclusive license under certain patents and know-how (including patents and know-how that QED licensed from QED’s upstream licensor) to develop, manufacture, use, sell, import, and commercialize QED’s ATP-competitive, FGFR1-3 tyrosine kinase inhibitor, infigratinib, in pharmaceutical products in the licensed territory of Mainland China, Macau, Hong Kong, Taiwan, Thailand, Singapore and South Korea, in the licensed field of human prophylactic and therapeutic uses in cancer indications. In September 2020, the Company entered into an amendment with QED to reduce the licensed territories to include Mainland China, Macau and Hong Kong. In December 2021, the Company entered into a second amendment with QED to modify the Company’s development obligations with respect to certain clinical trials, and change the development milestone payments the Company owes to QED and the royalty rates for the tiered royalties on net sales of licensed products the Company will pay to QED. Under the QED License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted warrants to purchase 100,000 ordinary shares in Lian Oncology, a subsidiary of LianBio, valued at $1.0 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 10% of the fully diluted equity of Lian Oncology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. The amended and restated option agreement also provided QED with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. In the event QED chose to convert the Subsidiary Warrant into Parent Company Shares, the number of Parent Company Shares QED was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Oncology that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis and as of the date the Company sent QED the notice of the IPO. In the event QED chose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant QED was entitled to receive would have been calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Oncology under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Oncology), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it is clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, based on the conversion feature, LianBio issued to QED a warrant to purchase 347,569 of its ordinary shares at an exercise price of $0.000017100448 per share and, concurrently with such issuance, the Subsidiary Warrant was deemed to be performed and settled in full and was irrevocably terminated. Additionally, QED is entitled to receive from the Company development milestone payments of up to $7.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of infigratinib, in addition to tiered royalties on net sales of licensed products at the greater of (a) percentage rates in the mid- to high-teens on the net sales of the licensed products, or (b) the applicable rate payable under QED’s agreement with its upstream licensor (capped in the mid-teens). No payments were made under this agreement during the three and six months ended June 30, 2023. In August 2023, LianBio received a $1.5 million payment under the terms of the QED License Agreement for the reimbursement of research and development costs.

License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly-owned subsidiary of Bristol-Myers Squibb (“BMS”)), under which the Company obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant to purchase 170,000 ordinary shares in Lian Cardiovascular, a subsidiary of LianBio, valued at $33.8 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants, representing 17% of the fully diluted equity of Lian Cardiovascular, are exercisable by MyoKardia at any time after issuance. The amended and restated option agreement also provided MyoKardia with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. MyoKardia was entitled to choose to convert the Subsidiary Warrant into Parent Company Shares, and the number of Parent Company Shares MyoKardia was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Cardiovascular that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis on the date the Company sent MyoKardia the notice of the IPO. Alternatively, MyoKardia was entitled to choose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant MyoKardia was entitled to receive would be calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Cardiovascular under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Cardiovascular), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. As of October 12, 2021, MyoKardia elected not to exercise this option and, therefore, continues to hold its warrant to purchase 170,000 ordinary shares in Lian Cardiovascular. MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO. Additionally, MyoKardia was entitled to receive a nonrefundable financing milestone payment of $35.0 million upon a specified financing event, which occurred on October 29, 2020. The financing milestone was recorded at present value upon execution of the MyoKardia License Agreement, with total imputed interest of $2.3 million accreted under the effective interest method through the date the liability was settled. The financing milestone was paid to MyoKardia in December 2020 as a result of the Series A Preferred financing. Additionally, MyoKardia is entitled to receive from the Company development milestone payments of up to $60.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of mavacamten, plus tiered royalties on net sales ranging from the low to upper-teens. The Company paid the first development milestone of $5.0 million during the twelve months ended December 31, 2022. No payments were made under this agreement during the three and six months ended June 30, 2023.
On August 11, 2023, the Company and its wholly-owned subsidiary LianBio Licensing, LLC, Lian Cardiovascular Limited, and Shanghai LianBio Development Co., Ltd. (each, a “Lian Party”, and collectively, “Lian Parties”) entered into a supplemental agreement (the “nHCM Supplemental Agreement”) with MyoKardia in relation to a clinical trial for mavacamten to be conducted in Mainland China for treatment of non-obstructive hypertrophic cardiomyopathy (“nHCM”). Pursuant to the nHCM Supplemental Agreement, MyoKardia will be the sponsor of a global trial with respect to mavacamten for nHCM (the “Global Clinical Study”), and will authorize and permit Shanghai LianBio Development Co., Ltd. to conduct a portion of the Global Clinical Study in Mainland China (the “China Study”) in accordance with a development plan for the China Study. Lian Parties are obligated to use commercially reasonable efforts to achieve certain key milestones including enrolling in Mainland China a certain percentage of the total number of patients planned to be enrolled in the Global Clinical Study, and dosing of the first patient in the China Study within a certain period of time after the first submission of the applicable Clinical Trial Application to the applicable regulatory authority. During the term of the nHCM Supplemental Agreement, any Lian Party may effect, authorize or enter into any agreement to effect, a change of control so long as (i) the acquirer is a permissible third party acquiror that satisfies certain specified standards in the nHCM Supplemental Agreement, and (ii) the acquiror agrees in writing to be bound by the nHCM Supplemental Agreement and the MyoKardia License Agreement.

License Agreement with Navire
In August 2020, pursuant to the BridgeBio exclusivity agreement, the Company entered into an exclusive license agreement with Navire Pharma, Inc. (“Navire”), a BridgeBio affiliate. Pursuant to the license agreement, Navire granted to the Company an exclusive, sublicensable license under certain patents and know-how of Navire to develop, manufacture, use, sell, import and commercialize Navire’s proprietary SHP2 inhibitor, BBP-398 (formerly known as IACS-15509) in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand, Singapore, and South Korea. Under the license agreement, Navire received a nonrefundable upfront payment of $8.0 million. Additionally, Navire is entitled to receive from the Company development milestone payments of up to $24.5 million upon achievement of specified development milestones, and sales milestone payments of up to $357.6 million upon achievement of specified commercialization milestones, plus tiered royalties on net sales ranging from approximately 5-15% on the net sales of the licensed products. The Company paid the first development milestone of $8.5 million for IND acceptance in the PRC in 2021. No payments were made under this agreement during the three and six months ended June 30, 2023.
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

License Agreement with Tarsus
In March 2021, the Company entered into an exclusive license agreement (the “Tarsus License Agreement”) with Tarsus Pharmaceuticals, Inc. (“Tarsus”). Pursuant to the license agreement, Tarsus granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize TP-03 for the treatment of patients with Demodex blepharitis and Meibomian Gland Disease in Mainland China, Macau, Hong Kong and Taiwan. Under the license agreement, Tarsus received a nonrefundable upfront payment of $15.0 million and was granted three warrants to purchase 125,000 ordinary shares in Lian Ophthalmology, a subsidiary of LianBio, valued at $9.4 million (the “Tarsus Warrants”). Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. Pursuant to a related option agreement (the “Tarsus Option Agreement”), Tarsus also had the option to convert the warrants into ordinary shares of the Company (“Parent Company Shares”) or warrants to purchase a certain number of the Company’s ordinary shares (“Parent Company Warrants”) based on appreciation of the value in the Lian Ophthalmology since the inception of the Tarsus License Agreement. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. Following the issuances, the Tarsus Warrants were irrevocably terminated. On June 6, 2022, Tarsus exercised one warrant and the Company subsequently issued 78,373 of its ordinary shares at an exercise price of $0.000017100448 per share. Additionally, Tarsus is entitled to receive a nonrefundable second milestone payment of $10.0 million due and payable within forty-five days following the effective date. Additionally, Tarsus is entitled to receive payments from the Company totaling an aggregate of up to $175.0 million upon the achievement of specified development and commercial milestones, up to $75.0 million and $100.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to high-teens on net sales. During the twelve months ended December 31, 2022, the Company paid $25.0 million to Tarsus as a result of the achievement of these milestones. No payments were made under this agreement during the three and six months ended June 30, 2023.
In February 2023, the Company entered into a clinical supply agreement (the “Tarsus Supply Agreement”) with Tarsus. Upon the execution of the Tarsus Supply Agreement, Tarsus was entitled to receive a one-time payment of $2.5 million from the Company which has been paid as of June 30, 2023.
License Agreement with Landos
In May 2021, the Company entered into an exclusive license agreement (the “Landos License Agreement”) with Landos BioPharma, Inc. (“Landos”). Pursuant to the license agreement, Landos granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize novel, gut-restricted small molecule omilancor (formerly known as BT-11) and NX-13 for the treatment of inflammatory bowel disease, that targets the NLRX1 pathway in Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. Under the license agreement, Landos received a nonrefundable upfront payment of $18.0 million. Additionally, Landos is entitled to receive payments from the Company totaling an aggregate of up to $200.0 million upon the achievement of specified development and commercial milestones, up to $95.0 million and $105.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to the mid-teens on net sales. No payments were made under this agreement during the three and six months ended June 30, 2023.
In February 2023, the Company entered into an amendment to the Landos License Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor to NImmune Biopharma, Inc (“NImmune”). As a result, the Landos License Agreement will relate only to NX-13, and the Company has entered into a direct license agreement with NImmune setting forth the terms of its continued development and commercialization of omilancor in its licensed territories. No payments were made under this agreement during the three and six months ended June 30, 2023.

License Agreement with NImmune
In February 2023, the Company entered into a license and collaboration agreement with NImmune, under which it obtained an exclusive license with the right to sublicense to affiliates and specified third parties under certain patents and know-how of NImmune to develop, manufacture, commercialize and otherwise, make and have made, use, offer for sale, sell, have sold, and import NImmune’s proprietary compound, omilancor, in the licensed regions of Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. NImmune is entitled to receive payments from the Company totaling an aggregate of up to $150.0 million upon the achievement of certain development and sales milestone events, up to $45.0 million and $105.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to the mid-teens on net sales. No payments were made under this agreement during the three and six months ended June 30, 2023.
License Agreement with Nanobiotix
In May 2021, the Company entered into an exclusive license agreement with Nanobiotix S.A. (“Nanobiotix”). Pursuant to the license agreement, Nanobiotix granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize NBTXR3, a potential first-in-class radioenhancer in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Nanobiotix received a nonrefundable upfront payment of $20.0 million. Additionally, Nanobiotix is entitled to receive payments from the Company totaling an aggregate of up to $220.0 million upon the achievement of specified development and commercial milestones, up to $65.0 million and $155.0 million, respectively, plus tiered royalties of 10-13% of net sales. No payments were made under this agreement during the three and six months ended June 30, 2023.
License Agreement with Lyra
In May 2021, the Company entered into an exclusive license agreement (the “Lyra License Agreement”) with Lyra Therapeutics, Inc. (“Lyra”). Pursuant to the license agreement, Lyra granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize LYR-210, an anti-inflammatory, intra-nasal drug matrix in late-stage development that is designed to treat chronic rhinosinusitis in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Lyra received a nonrefundable upfront payment of $12.0 million. Additionally, Lyra is entitled to receive payments from the Company totaling an aggregate of up to $135.0 million upon the achievement of specified development and commercial milestones, up to $40.0 million and $95.0 million, respectively, plus tiered royalties from the low- to high-teens on net sales. During the twelve months ended December 31, 2022, the Company paid $5.0 million to Lyra upon the completion of the first development milestone under the Lyra License Agreement. No payments were made under this agreement during the three and six months ended June 30, 2023.
4. Marketable Securities and Fair Value Measurements
The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2023 and December 31, 2022:

As of June 30, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$59,879	$2	$(55)	$59,826
Government obligations & agency securities	103,878	—	(495)	103,383
Total	$163,757	$2	$(550)	$163,209

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$120,570	$5	$(313)	$120,262
Corporate debt securities	14,146	—	(16)	14,130
Government obligations	89,265	4	(519)	88,750
Total	$223,981	$9	$(848)	$223,142

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2023 are as follows:

As of June 30, 2023 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(55)	$45,394	$—	$—	$(55)	$45,394
Government obligations & agency securities	(424)	96,641	(71)	7,236	(495)	103,877
Total	$(479)	$142,035	$(71)	$7,236	$(550)	$149,271

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2022 are as follows:

As of December 31, 2022 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(313)	$110,370	$—	$—	$(313)	$110,370
Corporate debt securities	(16)	14,130	—	—	(16)	14,130
Government obligations	(455)	70,771	(64)	14,897	(519)	85,668
Total	$(784)	$195,271	$(64)	$14,897	$(848)	$210,168

Marketable securities on the balance sheet at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	Less than 12 Months	More Than 12 Months
Commercial paper	$59,826	$—
Government obligations & agency securities	96,218	7,165
Total Marketable securities	$156,044	$7,165

	December 31, 2022
	Less than 12 Months	More Than 12 Months
Commercial paper	$120,262	$—
Corporate debt securities	14,130	—
Government obligations	70,771	17,979
Total Marketable securities	$205,163	$17,979

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,061	$—	$—	$69,061
Marketable securities:
Commercial paper	—	59,826	—	59,826
Government obligations & agency securities	—	103,383	—	103,383
Total	$69,061	$163,209	$—	$232,270

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,242	$—	$—	$11,242
Marketable securities:
Commercial paper	—	120,262	—	120,262
Corporate debt securities	—	14,130	—	14,130
Government obligations	—	88,750	—	88,750
Total	$11,242	$223,142	$—	$234,384
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Leasehold improvements	$3,212	$3,372
Furniture and fixtures	113	113
Computer equipment and software	1,160	1,111
Construction in progress	187	67
	4,672	4,663
Accumulated depreciation	(2,110)	(1,547)
Total property and equipment, net	$2,562	$3,116
Total depreciation related to property and equipment was $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

6. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Advance payments to suppliers and rent deposit	$1,921	$1,957
Prepaid insurance	1,259	2,953
VAT receivable	329	2,640
Other prepaid expenses	1,296	1,090
Total prepaid expenses and other current assets	$4,805	$8,640
7. Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Employee compensation and related benefits	$3,866	$7,833
Professional fees	2,724	4,438
Consulting and contracted research	10,160	7,379
Other	129	176
Total accrued expenses	$16,879	$19,826
8. Commitments and Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2023 and December 31, 2022, there have been no such matters identified. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The Company is not currently party to any material legal proceedings.
9. Share-Based Compensation
In December 2019, the Company adopted a shareholder-approved share-based compensation plan (the “2019 Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants.
In connection with the IPO, the Company adopted a shareholder-approved share-based compensation plan (the “2021 Equity Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants. The maximum number of shares that may be delivered in satisfaction of awards under the 2021 Equity Plan is approximately 14.2 million shares, plus the number of shares that remain available for issuance under the 2019 Plan and that may again become available for issuance under such plan, not to exceed approximately 10.7 million shares in the aggregate, and an annual increase, to be added as of January 1st of each year from January 1, 2022, to January 1, 2031, equal to the lesser of (i) four percent (4%) of the number of shares outstanding as of such date; and (ii) the number of shares determined by the Board of Directors on or prior to such date for such year. Subsequent to the effectiveness of the 2021 Equity Plan, no additional awards will be made pursuant to the 2019 Plan. However, any outstanding awards granted under the 2019 Plan will remain outstanding, subject to the terms of the 2019 Plan and award agreements. Through June 30, 2023, there were awards outstanding for approximately 8.2 million ordinary shares under the 2019 Plan and approximately 11.8 million ordinary shares under the 2021 Equity Plan.

Share Option Awards
Share option grants provide the right to purchase a specified number of ordinary shares from the Company at a specified price during a specified period of time. The share option exercise price per share is the fair market value of the Company’s ordinary shares on the date of the grant of the share option.
During the six months ended June 30, 2023, the Company issued options to purchase a total of 4,476,836 ordinary shares to various employees, directors and board members with a weighted-average exercise price of $2.63 per share option and a weighted-average fair value of $1.86 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.53% - 3.93%; expected dividend yield of 0.00%; expected share price volatility of 78.72% - 79.25%; and expected term of 5.50 - 6.08 years.
During the six months ended June 30, 2022, the Company issued options to purchase 433,874 ordinary shares with a weighted-average exercise price of $3.46 per share option and a weighted-average fair value of $2.37 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.56% - 3.19%; expected dividend yield of 0.00%; expected share price volatility of 76.83% - 79.65%; and expected term of 5.50 - 6.08 years.
As of June 30, 2023, $28.1 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 2.47 years from the date of grant. As of June 30, 2022, $42.0 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 3.10 years from the date of grant. Options granted to senior management and employees generally vest in equal annual increments over four years and grants issued subsequent to the IPO generally vest over four years with 25% vesting over the first year and monthly thereafter.
Performance Share Awards
There were no performance share awards granted during the six months ended June 30, 2023 or 2022. As of June 30, 2023 and 2022, there was $4.3 million and $6.6 million of total unrecognized compensation cost related to outstanding performance share awards, respectively.
There were no performance-based share units (“PSUs”) granted during the six months ended June 30, 2023 or 2022. As of June 30, 2023 and 2022, there was $1.0 million and $2.4 million of total unrecognized compensation cost related to outstanding PSUs.
Restricted Share Units
During the six months ended June 30, 2023, the Company granted 3,007,362 non-vested restricted share units (“RSUs”) to certain employees, with a weighted-average grant date fair value of $1.74. As of June 30, 2023, there was $6.5 million of total unrecognized compensation expense related to non-vested RSUs. During the six months ended June 30, 2022, the Company granted 24,033 RSUs with a weighted-average grant date fair value of $2.69 per RSU. As of June 30, 2022, there was $2.6 million of total unrecognized compensation expense related to non-vested RSUs.
During the six months ended June 30, 2023 and 2022, the company did not grant performance-based RSUs. As of June 30, 2023 and 2022, there was $0.5 million and $0.7 million of total unrecognized compensation expense related to non-vested performance-based RSUs.

10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities. For the three and six months ended June 30, 2023 and 2022, diluted and basic net loss per ordinary share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Numerator
Net loss attributable to ordinary shareholders	$(21,621)	$(42,391)	$(45,666)	$(70,117)
Denominator
Weighted-average shares – basic and diluted	107,164,401	107,922,501	107,163,220	107,600,767
Net loss per ordinary share – basic and diluted	$(0.20)	$(0.39)	$(0.43)	$(0.65)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share, because including them would have been anti-dilutive during each period.

	As of
	June 30, 2023	June 30, 2022
Employee Share Options	16,503,634	13,183,057
Non-vested restricted share units	3,546,458	641,996
MyoKardia Warrant	170,000	170,000
Warrants in LianBio issued to QED and Tarsus	425,942	425,942

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
The following diagram depicts our corporate structure as of June 30, 2023. As of June 30, 2023, the shares of each of our subsidiaries are 100% owned by the respective entity displayed immediately above that subsidiary. Certain warrant rights are outstanding and may be exercised in the future for equity interests in our Cayman parent entity, LianBio, and our subsidiary, Lian Cardiovascular, as described in “Note 10: Equity” in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023. Currently, our corporate structure contains no variable interest entities.

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

Recent Business Highlights and Clinical Development Updates
Mavacamten
In April 2023, we announced the National Medical Products Administration (“NMPA”) accepted with priority review the NDA for mavacamten for the treatment of patients with obstructive hypertrophic cardiomyopathy (“oHCM”).
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
In June 2023, mavacamten was approved for the treatment of adults with symptomatic oHCM in Singapore.
In July 2023, we announced data from the Phase 3 EXPLORER-CN trial of mavacamten in Chinese symptomatic oHCM patients were accepted for a presentation at the European Society of Cardiology (“ESC”) Congress 2023.
TP-03
In June 2023, we announced completion of enrollment in the Phase 3 LIBRA clinical trial of TP-03 in Chinese Demodex blepharitis patients. We expect the LIBRA trial to support TP-03 registration in China.
In July 2023, our partner Tarsus Pharmaceuticals announced the U.S. Food and Drug Administration’s approval of TP-03 for the treatment of adults with Demodex blepharitis.
Infigratinib
In June 2023, we announced topline results from our Phase 2a proof of concept trial evaluating infigratinib in patients with third-line or later gastric cancer or gastroesophageal junction adenocarcinoma with fibroblast growth factor receptor-2 gene amplification. The trial demonstrated a confirmed objective response rate of 25.0% (n=20). The observed mediation duration of response was 3.8 months. Based on these data, the NMPA granted Breakthrough Therapy Designation to infigratinib for the treatment of gastric cancer.
BBP-398
In July 2023, we announced a clinical supply agreement with AstraZeneca in China to evaluate the safety and efficacy of BBP-398, an investigational SHP2 inhibitor, in combination with AstraZeneca’s osimertinib, an epidermal growth factor receptor (“EGFR”) inhibitor, in a Phase 1 clinical study for the treatment of patients with non-small cell lung cancer (“NSCLC”) with EGFR mutations.
In August 2023, we announced that the first patient was treated in the Phase 1 trial of BBP-398 in combination with osimertinib in Chinese NSCLC patients with EGFR mutations.
Corporate Developments
In April 2023, we announced that we promoted Pascal Qian to Chief Commercial Officer. He will also continue to serve as our China General Manager.
Factors Affecting Our Results of Operations
Impact of the COVID-19 pandemic on our operations
Beginning in December 2019, the outbreak of the COVID-19 pandemic created business interruptions for companies globally, including us. For example, in the biotechnology sector, companies, including our company, have experienced delays in their ability to enroll patients at clinical trial sites because of the pandemic, potentially leading to delays in the regulatory approval process. Other outbreaks may occur, or there could be further resurgences of the COVID-19 pandemic (such as outbreaks in certain locations in China, including locations in which we are conducting clinical trials, which led to extensive lockdowns), which have caused and could further cause business disruptions in the future.

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

The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Research and development expenses (in thousands):
Licensing fees	—	20,000	2,500	25,000
Employee related expense	2,876	2,765	5,691	5,588
CRO costs	5,600	5,343	10,279	9,046
Other costs	978	483	1,815	1,286
Total	$9,454	$28,591	$20,285	$40,920
We monitor research and development expenses associated with our clinical assets at the program level to some degree. We do not allocate employee-related expenses and other costs to specific research and development programs as these costs are deployed across multiple programs under research and development and are separately classified as unallocated research and development expenses.
The following table summarizes our research and development expenses by program for the periods indicated:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Research and development expenses (in thousands):
Mavacamten	1,422	6,520	3,682	8,704
Infigratinib	668	1,647	940	2,321
BBP-398	508	507	887	779
NBTXR3	1,952	988	2,754	1,457
LYR210	—	105	63	5,114
TP-03	1,499	15,490	5,165	15,796
Employee related expenses	2,876	2,765	5,691	5,588
Other costs	529	569	1,103	1,161
Total	$9,454	$28,591	$20,285	$40,920

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
We recorded income tax expense (benefit) of $0.2 million and $0.6 million for the three and six months ended June 30, 2023 and $0.0 million and $0.0 million for the three and six months ended June 30, 2022, respectively.
Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating expenses (in thousands):
Research and development	$9,454	$28,591
General and administrative	15,590	14,551
Total operating expenses	25,044	43,142
Loss from operations	(25,044)	(43,142)
Other income:
Interest income, net	2,754	553
Other income, net	869	203
Net loss before income taxes	(21,421)	(42,386)
Income taxes	200	5
Net loss	$(21,621)	$(42,391)
Research and development expenses
Research and development expenses decreased by $19.1 million from $28.6 million for the three months ended June 30, 2022 to $9.5 million for the three months ended June 30, 2023. For the three months ended June 30, 2023, research and development cost was primarily attributable to (i) $2.9 million in personnel-related expenses, including share-based compensation expense, and (ii) $5.6 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
For the three months ended June 30, 2022, research and development cost was primarily attributable to (i) $15.0 million related to a development milestone payment payable pursuant to our license agreement with Tarsus (the “Tarsus License Agreement”), (ii) $5.0 million related to a development milestone payment payable pursuant with our license agreement with Myokardia (the “Myokardia License Agreement”), and (iii) $3.3 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
General and administrative expenses
General and administrative expenses increased by $1.0 million from $14.6 million for the three months ended June 30, 2022 to $15.6 million for the three months ended June 30, 2023. The increase was primarily attributable to a $1.6 million increase in personnel-related expenses, including share-based compensation expense, for increased employee headcount. This increase was partially offset by a $0.2 decrease in legal service costs, consulting costs and accounting services and a $0.3 million decrease in insurance and other operating costs incurred.
Interest income
Interest income increased by $2.2 million from $0.6 million for the three months ended June 30, 2022 to $2.8 million for the three months ended June 30, 2023. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.

Other income, net
Other income, net increased by $0.7 million from $0.2 million for the three months ended June 30, 2022 to $0.9 million for the three months ended June 30, 2023. The increase is primarily attributable to foreign exchange gains in our foreign entities.
Income taxes
Our income tax expense was $0.2 million, resulting in an effective income tax rate of (0.9)%, for the three months ended June 30, 2023. Our income tax expense was $5.0 thousand, resulting in an effective income tax rate of 0.0%, for the three months ended June 30, 2022. The variation in the effective income tax rate was primarily due to taxable income in foreign jurisdictions in 2023.

Comparison of the six months ended June 30, 2023 and 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating expenses (in thousands):
Research and development	$20,285	$40,920
General and administrative	30,728	30,639
Total operating expenses	51,013	71,559
Loss from operations	(51,013)	(71,559)
Other income:
Interest income, net	5,160	833
Other income, net	825	620
Net loss before income taxes	(45,028)	(70,106)
Income taxes	638	11
Net loss	$(45,666)	$(70,117)
Research and development expenses
Research and development expenses decreased by $20.6 million from $40.9 million for the six months ended June 30, 2022 to $20.3 million for the six months ended June 30, 2023. For the six months ended June 30, 2023, research and development cost was primarily attributable to (i) $2.5 million related to an upfront payment related to the Tarsus Pharmaceuticals, Inc. (“Tarsus”) clinical supply agreement (the “Tarsus Supply Agreement”), (ii) $5.7 million in personnel-related expenses, including share-based compensation expense, and (iii) $10.3 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
For the six months ended June 30, 2022, research and development cost was primarily attributable to (i) $15.0 million related to a development milestone payment payable pursuant to the Tarsus License Agreement, (ii) $5.0 million related to a development milestone payment payable pursuant with the MyoKardia License Agreement, (iii) $5.0 million related to a development milestone payment payable pursuant with the Lyra License Agreement, (iv) $9.0 million attributable to development activities to support our clinical trials and (v) $5.6 million attributable to higher personnel-related expenses, including share-based compensation expense, as a result of increased employee headcount. The remaining expense was attributable to professional fees.
General and administrative expenses
General and administrative expenses increased by $0.1 million from $30.6 million for the six months ended June 30, 2022 and $30.7 million for the six months ended June 30, 2023. The increase was primarily attributable to a $3.1 million increase in personnel-related expenses, including share-based compensation expense, for increased employee headcount. This increase was partially offset by a $2.0 million decrease in legal service costs, consulting costs and accounting services. The remaining decrease was attributable to a decrease in professional fees.

Interest income
Interest income increased by $4.3 million from $0.8 million for the six months ended June 30, 2022 to $5.2 million for the six months ended June 30, 2023. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.
Other income, net
Other income, net increased by $0.2 million from $0.6 million for the six months ended June 30, 2022 to $0.8 million for the six months ended June 30, 2023. The increase is primarily attributable to foreign exchange gains in our foreign entities.
Income taxes
Our income tax expense was $0.6 million, resulting in an effective income tax rate of (1.4)%, for the six months ended June 30, 2023. Our income tax expense was $11.0 thousand, resulting in an effective income tax rate of 0.0%, for the six months ended June 30, 2022. The variation in the effective income tax rate was primarily due to taxable income in foreign jurisdictions in 2023.
Liquidity and Capital Resources
Sources of liquidity
Since our incorporation, our operations have been substantially financed with proceeds from sales of preferred shares as part of the Series Seed financing, the Series A financing, the issuance of the 2020 Convertible Notes and our IPO, which was completed in November 2021. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $267.3 million.
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
Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash (used in) provided by (in thousands):
Operating activities	$(36,950)	$(52,508)
Investing activities	62,516	(41,686)
Financing activities	—	1,710
Net cash used in operating activities
During the six months ended June 30, 2023, operating activities used approximately $37.0 million of cash, primarily due to our net loss of $45.7 million, and non-cash consideration of $2.4 million and $1.3 million related to the amortization of discounts on investments and unrealized foreign currency transaction gains, respectively, partially offset by non-cash consideration of $8.8 million related to share-based compensation expense and $2.9 million related to changes in operating assets and liabilities.
During the six months ended June 30, 2022, operating activities used approximately $52.5 million, primarily due to our net loss of $70.1 million, partially offset by non-cash consideration of $9.2 million related to share-based compensation expense and other changes related to operating assets and liabilities.

Net cash used in investing activities
During the six months ended June 30, 2023, investing activities provided approximately $62.5 million, consisting of approximately $150.4 million from the sales and redemption of marketable securities, partially offset by $87.8 million from the purchases of marketable securities.
During the six months ended June 30, 2022, investing activities used approximately $41.7 million, consisting of approximately $126.1 million for purchases of marketable securities, and approximately $0.7 million for purchases of property and equipment, partially offset by the sales and redemption of marketable securities of approximately $85.1 million.
Net cash provided by financing activities
During the six months ended June 30, 2023, we did not generate any net proceeds from financing activities.
During the six months ended June 30, 2022, financing activities provided approximately $1.7 million, primarily resulting from the proceeds from the exercise of share options.
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
During the six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Impact of New Accounting Standards
The adoption of new accounting standards and the impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period ended June 30, 2023, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Based on that evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2022 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

To further tighten the control of China-Sourced HGR, the SCNPC issued the Eleventh Amendment to the Criminal Law of the People’s Republic of China on December 26, 2020, which became effective on March 1, 2021, criminalizing the illegal collection of China-Sourced HGR and the illegal transfer of China-sourced biospecimens outside of Mainland China. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to seven years and/or a criminal fine. In October 2020, the SCNPC adopted the Biosecurity Law, which became effective on April 15, 2021. The Biosecurity Law will establish an integrated system to regulate biosecurity-related activities in Mainland China, including, among others, the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declared that Mainland China has sovereignty over its HGR, and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of China-Sourced HGR by foreign parties or entities established or actually controlled by them in Mainland China. Though the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by Mainland China’s highest legislative authority, it gives Mainland China’s primary regulator of HGR, the MOST, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for China-Sourced HGR will evolve and become even more rigorous and sophisticated. In addition, the interpretation and application of data protection laws in Mainland China and elsewhere are often uncertain and in flux. In May 2023, the Ministry of Science and Technology, or MOST, published the Implementing Rules of the HGR Regulation (the “HGR Implementing Rules”) which came into effect in July 2023. The HGR Implementing Rules have, among other things, provided operational details and clarified questions that have emerged in the past few years, such as further clarified the scope of China-Sourced HGR, improved the procedure rules for applicable approval, filing and security review, and refined the provisions with respect to the prohibition on the collection, preservation and export of China-Sourced HGR by foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals. Under the HGR Implementing Rules, clinical studies conducted for the purpose of obtaining marketing authorization for drugs and medical devices in China, if not involving the export of human genetic materials, will be eligible for a notification filing (instead of the advance approval) if the human genetic materials are collected by sites, and processed by sites or an onshore third-party specified in the clinical trial protocol. The HGR Implementing Rules also enumerate situations where a security review is required for external provision of or open access to of human genetic data, such as external provision of or open access to human genetic data about important genetic pedigrees, human genetic data from specific regions, and exome sequencing and genome sequencing information of over 500 individuals.

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
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On August 11, 2023, we and our wholly-owned subsidiary LianBio Licensing, LLC, Lian Cardiovascular Limited, and Shanghai LianBio Development Co., Ltd. (each, a “Lian Party”, and collectively, “Lian Parties”) entered into a supplemental agreement (the “nHCM Supplemental Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly-owned subsidiary of Bristol-Myers Squibb), in relation to a clinical trial for mavacamten to be conducted in Mainland China for treatment of non-obstructive hypertrophic cardiomyopathy (“nHCM”). Pursuant to the nHCM Supplemental Agreement, MyoKardia will be the sponsor of a global trial with respect to mavacamten for nHCM (the “Global Clinical Study”), and will authorize and permit Shanghai LianBio Development Co., Ltd. to conduct a portion of the Global Clinical Study in Mainland China (the “China Study”) in accordance with a development plan for the China Study. Lian Parties are obligated to use commercially reasonable efforts to achieve certain key milestones including enrolling in Mainland China a certain percentage of the total number of patients planned to be enrolled in the Global Clinical Study, and dosing of the first patient in the China Study within a certain period of time after the first submission of the applicable Clinical Trial Application to the applicable regulatory authority. During the term of the nHCM Supplemental Agreement, any Lian Party may effect, authorize or enter into any agreement to effect, a change of control so long as (i) the acquirer is a permissible third party acquiror that satisfies certain specified standards in the nHCM Supplemental Agreement, and (ii) the acquiror agrees in writing to be bound by the nHCM Supplemental Agreement and the MyoKardia License Agreement. The foregoing is a brief description of the material terms of the nHCM Supplemental Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder. The foregoing description is qualified in its entirety by reference to the nHCM Supplemental Agreement, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

LianBio

Date: August 14, 2023	By:	/s/ Yizhe Wang
Yizhe Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Yi Larson
Yi Larson
Chief Financial Officer (Principal Financial and Accounting Officer)