Form 10-Q
period 2023-09-30
LianBio
filed 2023-11-13
CIK 1831283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 9, 2023, 108,062,638 ordinary shares of the registrant, par value $0.000017100448 per share, were outstanding, of which 43,207,244 ordinary shares were held in the form of American Depositary Shares. This total number of ordinary shares and total number of ordinary shares held in the form of American Depositary Shares excludes 1,156,381 ordinary shares that are held by the depositary on reserve to satisfy obligations of the registrant under the registrant’s equity plans.

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
•our ability to design, initiate and complete any clinical trials to advance our current product candidates, including TP-03, NBTXR3, infigratinib, BBP-398, LYR-210, omilancor, NX-13 and sisunatovir, as well as any future product candidates, towards regulatory approval in China and our other licensed territories;
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
•our Board of Directors’ comprehensive strategic review of the Company; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
LianBio
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$103,457	$79,221
Marketable securities	148,765	223,142
Prepaid expenses and other current assets	4,673	8,640
Other receivable	910	1,770
Total current assets	257,805	312,773
Restricted cash, non-current	69	73
Property and equipment, net	2,364	3,116
Operating lease right-of-use assets	2,644	3,978
Other non-current assets	20	20
Total assets	$262,902	$319,960
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,229	$1,453
Accrued expenses	15,882	19,826
Current portion of operating lease liabilities	1,893	1,851
Other current liabilities	1,623	485
Total current liabilities	25,627	23,615
Operating lease liabilities	950	2,488
Other liabilities	213	210
Total liabilities	$26,790	$26,313
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $0.000017100448 par value. 2,923,900,005 shares authorized as of September 30, 2023; 107,168,686 shares issued and outstanding as of September 30, 2023; 2,923,900,005 shares authorized as of December 31, 2022; 107,043,924 shares issued and outstanding as of December 31, 2022	2	2
Additional paid-in capital	745,786	732,476
Accumulated other comprehensive loss	(3,220)	(2,080)
Accumulated deficit	(540,230)	(470,525)
Total LianBio shareholders’ equity	202,338	259,873
Non-controlling interest	33,774	33,774
Total shareholders’ equity	236,112	293,647
Total liabilities and shareholders’ equity	$262,902	$319,960
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$9,018	$8,258	$29,303	$49,178
General and administrative	17,283	16,291	48,011	46,930
Total operating expenses	26,301	24,549	77,314	96,108
Loss from operations	(26,301)	(24,549)	(77,314)	(96,108)
Other income:
Interest income, net	2,707	1,405	7,867	2,238
Other income, net	141	1,253	966	1,873
Net loss before income taxes	(23,453)	(21,891)	(68,481)	(91,997)
Income taxes	586	6	1,224	17
Net loss	(24,039)	(21,897)	(69,705)	(92,014)
Other comprehensive income (loss):
Foreign currency translation loss, net of tax	(130)	(2,282)	(1,667)	(3,096)
Unrealized gain (loss) on marketable securities, net of tax	236	(160)	527	(1,274)
Comprehensive loss	$(23,933)	$(24,339)	$(70,845)	$(96,384)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.22)	$(0.20)	$(0.65)	$(0.85)
Weighted-average shares outstanding used in computing net loss per share attributable to ordinary shareholders, basic and diluted	107,167,691	108,353,831	107,164,699	107,854,547
See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	107,043,924	$2	$732,476	$(2,080)	$(470,525)	$259,873	$33,774	$293,647
Share-based compensation expense	—	—	4,276	—	—	4,276	—	4,276
Issuance of restricted stock units	120,251	—	—	—	—	—	—	—
Net loss	—	—	—	—	(24,045)	(24,045)	—	(24,045)
Comprehensive income	—	—	—	549	—	549	—	549
Balance, March 31, 2023	107,164,175	$2	$736,752	$(1,531)	$(494,570)	$240,653	$33,774	$274,427
Share-based compensation expense	—	—	4,494	—	—	4,494	—	4,494
Issuance of restricted stock units	3,434	—	—	—	—	—	—	—
Net loss	—	—	—	—	(21,621)	(21,621)	—	(21,621)
Comprehensive loss	—	—	—	(1,795)	—	(1,795)	—	(1,795)
Balance, June 30, 2023	107,167,609	$2	$741,246	$(3,326)	$(516,191)	$221,731	$33,774	$255,505
Share-based compensation expense	—	—	4,540	—	—	4,540	—	4,540
Issuance of restricted stock units	1,077	—	—	—	—	—	—	—
Net loss	—	—	—	—	(24,039)	(24,039)	—	(24,039)
Comprehensive loss	—	—	—	106	—	106	—	106
Balance, September 30, 2023	107,168,686	$2	$745,786	$(3,220)	$(540,230)	$202,338	$33,774	$236,112

LianBio
Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Ordinary Shares		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total LianBio Shareholders’ Equity (Deficit)	Non- Controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2021	107,275,458	$2	$713,269	$526	$(360,235)	$353,562	$33,774	$387,336
Share-based compensation expense	—	—	4,669	—	—	4,669	—	4,669
Receivable from related party	—	—	1,710	—	—	1,710	—	1,710
Net loss	—	—	—	—	(27,726)	(27,726)	—	(27,726)
Comprehensive Income	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Balance, March 31, 2022	107,275,458	$2	$719,648	$(690)	$(387,961)	$330,999	$33,774	$364,773
Share-based compensation expense	—	—	4,528	—	—	4,528	—	4,528
Exercise of options	1,000,000	—	—	—	—	—	—	—
Exercise of warrants	78,373	—	—	—	—	—	—	—
Net loss	—	—	—	—	(42,391)	(42,391)	—	(42,391)
Comprehensive loss	—	—	—	(712)	—	(712)	—	(712)
Balance, June 30, 2022	108,353,831	$2	$724,176	$(1,402)	$(430,352)	$292,424	$33,774	$326,198
Share-based compensation expense	—	—	4,739	—	—	4,739	—	4,739
Net Loss	—	—	—	—	(21,897)	(21,897)	—	(21,897)
Comprehensive Loss	—	—	—	(2,442)	—	(2,442)	—	(2,442)
Balance, September 30, 2022	108,353,831	$2	$728,915	$(3,844)	$(452,249)	$272,824	$33,774	$306,598

See accompanying notes to the consolidated financial statements

LianBio
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net loss	$(69,705)	$(92,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease expense	—	354
Depreciation expense	983	689
Share based compensation expense	13,310	13,936
Amortization of discounts on investments, net	(3,368)	(481)
Unrealized foreign currency transaction gain, net	(1,206)	(1,375)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,663	4,794
Other receivable	860	(1,244)
Other non-current assets	—	11
Accounts payable	4,949	(1,091)
Accrued expenses	(3,375)	8,197
Other current liabilities	1,186	(248)
Operating lease assets and liabilities, net	(111)	—
Net cash used in operating activities	(52,814)	(68,472)
Cash flows from investing activities:
Purchase of property and equipment	(229)	(1,610)
Purchase of marketable securities	(128,118)	(260,367)
Sales and redemption of marketable securities	206,391	181,780
Net cash provided by (used for) investing activities	78,044	(80,197)
Cash flows from financing activities:
Proceeds from exercise of share options	—	1,710
Net cash provided by financing activities	—	1,710
Effect of exchange rate changes on cash and cash equivalents	(998)	(2,291)
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,232	$(149,250)
Cash and cash equivalents, and restricted cash—beginning of period	79,294	248,182
Cash and cash equivalents, and restricted cash—end of period	$103,526	$98,932
Cash and cash equivalents—end of period	$103,457	$78,862
Restricted cash—end of period	$69	$20,070
Cash and cash equivalents, and restricted cash—end of period	$103,526	$98,932
Supplemental disclosure of cash information
Cash paid for income taxes	$17	$523
Supplemental disclosure of non-cash operating activities:
Purchase of property and equipment in accounts payable	$133	$551
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
The interim balance sheet as of September 30, 2023, and the interim consolidated statements of operations and comprehensive loss, changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s financial information. The financial data and other information disclosed in these notes related to the three and nine month periods are also unaudited. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.
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
(ii) Liquidity
The Company has incurred operating losses since inception and had an accumulated deficit of $540.2 million as of September 30, 2023 and $470.5 million as of December 31, 2022. The Company’s cash and cash equivalents and marketable securities were $252.2 million as of September 30, 2023 and $302.4 as of December 31, 2022. The Company has financed its operations to date primarily through equity capital raises.
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
(C) Significant Accounting Policies Update
The Company’s significant accounting policies are disclosed in Note 2, Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2023.
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
3. Material Agreements
License Agreement with QED Therapeutics, Inc.
In October 2019, the Company entered into a license agreement (the “QED License Agreement”) with QED Therapeutics, Inc. (“QED”), as subsequently amended, under which the Company obtained an exclusive license under certain patents and know-how (including patents and know-how that QED licensed from QED’s upstream licensor) to develop, manufacture, use, sell, import, and commercialize QED’s ATP-competitive, FGFR1-3 tyrosine kinase inhibitor, infigratinib, in pharmaceutical products in the licensed territory of Mainland China, Macau, Hong Kong, Taiwan, Thailand, Singapore and South Korea, in the licensed field of human prophylactic and therapeutic uses in cancer indications. In September 2020, the Company entered into an amendment with QED to reduce the licensed territories to include Mainland China, Macau and Hong Kong. In December 2021, the Company entered into a second amendment with QED to modify the Company’s development obligations with respect to certain clinical trials, and change the development milestone payments the Company owes to QED and the royalty rates for the tiered royalties on net sales of licensed products the Company will pay to QED. Under the QED License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted warrants to purchase 100,000 ordinary shares in Lian Oncology, a subsidiary of LianBio, valued at $1.0 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 10% of the fully diluted equity of Lian Oncology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. The amended and restated option agreement also provided QED with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. In the event QED chose to convert the Subsidiary Warrant into Parent Company Shares, the number of Parent Company Shares QED was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Oncology that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis and as of the date the Company sent QED the notice of the IPO. In the event QED chose to convert the Subsidiary Warrant into the Parent Company Warrant, the number of Parent Company Shares under the Parent Company Warrant QED was entitled to receive would have been calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Oncology under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Oncology), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it is clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, based on the conversion feature, LianBio issued to QED a warrant to purchase 347,569 of its ordinary shares at an exercise price of $0.000017100448 per share and, concurrently with such issuance, the Subsidiary Warrant was deemed to be performed and settled in full and was irrevocably terminated. Additionally, QED is entitled to receive from the Company development milestone payments of up to $7.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of infigratinib, in addition to tiered royalties on net sales of licensed products at the greater of (a) percentage rates in the mid- to high-teens on the net sales of the licensed products, or (b) the applicable rate payable under QED’s agreement with its upstream licensor (capped in the mid-teens). No payments were made under this agreement during the three and nine months ended September 30, 2023. In August 2023, LianBio received a $1.5 million payment under the terms of the QED License Agreement for the reimbursement of research and development costs.

License Agreement with MyoKardia
In August 2020, the Company entered into an exclusive license agreement (the “MyoKardia License Agreement”) with MyoKardia Inc. (“MyoKardia,” now a wholly-owned subsidiary of Bristol-Myers Squibb (“BMS”)), under which the Company obtained an exclusive license under certain patents and know-how of MyoKardia to develop, manufacture, use, sell, import and commercialize MyoKardia’s proprietary compound, mavacamten, in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand and Singapore, and in the licensed field of any indication in humans, which includes any prophylactic or therapeutic use in humans. Under the MyoKardia License Agreement, MyoKardia received a nonrefundable upfront payment of $40.0 million and was granted a warrant to purchase 170,000 ordinary shares in Lian Cardiovascular, a subsidiary of LianBio, valued at $33.8 million. Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The warrants, representing 17% of the fully diluted equity of Lian Cardiovascular, are exercisable by MyoKardia at any time after issuance. The amended and restated option agreement also provided MyoKardia with the option to choose to either convert the warrant (“Subsidiary Warrant”) into ordinary shares of the Company (“Parent Company Shares”) or a warrant to purchase a certain number of Parent Company Shares (“Parent Company Warrant”) immediately prior to an IPO of the Company. MyoKardia was entitled to choose to convert the Subsidiary Warrant into Parent Company Shares, and the number of Parent Company Shares MyoKardia was entitled to receive would have been calculated as the aggregate fair market value of the ordinary shares of Lian Cardiovascular that are under the Subsidiary Warrant, divided by the per share fair market value of the Parent Company Shares, on a fully diluted and as-converted basis on the date the Company sent MyoKardia the notice of the IPO. Alternatively, MyoKardia was entitled to choose to convert the Subsidiary Warrant into the Parent Company Warrant, and the number of Parent Company Shares under the Parent Company Warrant that MyoKardia was entitled to receive would be calculated as the aggregate intrinsic value of the Subsidiary Warrant (the number of the ordinary shares of Lian Cardiovascular under the Subsidiary Warrant multiplied by the difference between the strike price of the Subsidiary Warrant and the per share fair market value of Lian Cardiovascular), divided by the per share intrinsic value of the Parent Company Warrant (the difference between the strike price of the Parent Company Warrant and the per share fair market value of Parent Company Shares), on a fully diluted and as-converted basis on the date of the warrant conversion. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. As of October 12, 2021, MyoKardia elected not to exercise this option and, therefore, continued to hold its warrant to purchase 170,000 ordinary shares in Lian Cardiovascular. MyoKardia’s option to convert the warrant irrevocably terminated upon the completion of the Company’s IPO. Additionally, MyoKardia was entitled to receive a nonrefundable financing milestone payment of $35.0 million upon a specified financing event, which occurred on October 29, 2020. The financing milestone was recorded at present value upon execution of the MyoKardia License Agreement, with total imputed interest of $2.3 million accreted under the effective interest method through the date the liability was settled. The financing milestone was paid to MyoKardia in December 2020 as a result of the Series A Preferred financing. Additionally, MyoKardia is entitled to receive from the Company development milestone payments of up to $60.0 million upon achievement of specified development milestones, and sales milestone payments of up to $87.5 million based on cumulative net sales of mavacamten, plus tiered double-digit royalties on net sales. The Company paid the first development milestone of $5.0 million during the twelve months ended December 31, 2022. No payments were made under this agreement during the three and nine months ended September 30, 2023.
On August 11, 2023, the Company and its wholly-owned subsidiary LianBio Licensing, LLC, Lian Cardiovascular Limited, and Shanghai LianBio Development Co., Ltd. (each, a “Lian Party”, and collectively, “Lian Parties”) entered into a supplemental agreement (the “nHCM Supplemental Agreement”) with MyoKardia in relation to a clinical trial for mavacamten to be conducted in Mainland China for treatment of non-obstructive hypertrophic cardiomyopathy (“nHCM”). Pursuant to the nHCM Supplemental Agreement, MyoKardia will be the sponsor of a global trial with respect to mavacamten for nHCM (the “Global Clinical Study”), and will authorize and permit Shanghai LianBio Development Co., Ltd. to conduct a portion of the Global Clinical Study in Mainland China (the “China Study”) in accordance with a development plan for the China Study. Lian Parties are obligated to use commercially reasonable efforts to achieve certain key milestones including enrolling in Mainland China a certain percentage of the total number of patients planned to be enrolled in the Global Clinical Study, and dosing of the first patient in the China Study within a certain period of time after the first submission of the applicable Clinical Trial Application to the applicable regulatory authority. During the term of the nHCM Supplemental Agreement, any Lian Party may effect, authorize or enter into any agreement to effect, a change of control so long as (i) the acquirer is a permissible third party acquiror that satisfies certain specified standards in the nHCM Supplemental Agreement, (ii) the acquiror agrees in writing to be bound by the nHCM Supplemental Agreement and the MyoKardia License Agreement, and (iii) in the event an acquirer engaged in any competing program, it will implement reasonable firewall safeguards..

On October 24, 2023 (the “Termination Effective Date”), the Company entered into a Termination Agreement, (the “Termination Agreement”), by and among MyoKardia and BMS (the “Licensor Parties”) and, as applicable, E.R. Squibb Co. & Sons, L.L.C. and Swords Laboratories Unlimited Company, on the one hand, and the Company, Lian Cardiovascular, Lian Cardiovascular Limited, LianBio Development (HK) Limited, LianBio Licensing, LLC and Shanghai LianBio Development Co., Ltd. (collectively, the “Licensee Parties”), on the other hand. Pursuant to the Termination Agreement, the Company terminated the MyoKardia License Agreement. The Company received a one-time payment of $350 million as consideration for terminating the MyoKardia License Agreement and certain ancillary agreements, including the nHCM Supplemental Agreement and the Warrant, and was released from expected payment obligations of $127.5 million in remaining milestone payments under the MyoKardia License Agreement.
Pursuant to the Termination Agreement, the Licensee Parties will perform certain transition activities to facilitate the transition of development and commercialization of mavacamten in the applicable territories to the Licensor Parties, including assignment, transfer and transition of certain related rights, agreements, documents, filings and studies as well as certain ongoing regulatory activities and support related to mavacamten during the transition period, as applicable. The transition activities are expected to be completed within 18 months following the Termination Effective Date.
In addition, the Licensor Parties will reimburse the Licensee Parties for certain costs and expenses incurred in the performance of transition activities, for certain personnel costs and for amounts that become due under certain agreements following the Termination Effective Date.
The Termination Agreement further provides that certain employees of the Licensee Parties or their affiliates who are working on the development and commercialization of mavacamten will receive offers of employment from entities designated by the Licensor Parties.
License Agreement with Navire
In August 2020, pursuant to the BridgeBio exclusivity agreement, the Company entered into an exclusive license agreement with Navire Pharma, Inc. (“Navire”), a BridgeBio affiliate. Pursuant to the license agreement, Navire granted to the Company an exclusive, sublicensable license under certain patents and know-how of Navire to develop, manufacture, use, sell, import and commercialize Navire’s proprietary SHP2 inhibitor, BBP-398 (formerly known as IACS-15509) in the licensed territory of Mainland China, Hong Kong, Macau, Taiwan, Thailand, Singapore, and South Korea. Under the license agreement, Navire received a nonrefundable upfront payment of $8.0 million. Additionally, Navire is entitled to receive from the Company development milestone payments of up to $24.5 million upon achievement of specified development milestones, and sales milestone payments of up to $357.6 million upon achievement of specified commercialization milestones, plus tiered royalties on net sales ranging from approximately 5-15% on the net sales of the licensed products. The Company paid the first development milestone of $8.5 million for IND acceptance in the PRC in 2021. No payments were made under this agreement during the three and nine months ended September 30, 2023.
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
License Agreement with Tarsus
In March 2021, the Company entered into an exclusive license agreement (the “Tarsus License Agreement”) with Tarsus Pharmaceuticals, Inc. (“Tarsus”). Pursuant to the license agreement, Tarsus granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize TP-03 for the treatment of patients with Demodex blepharitis and Meibomian Gland Disease in Mainland China, Macau, Hong Kong and Taiwan. Under the license agreement, Tarsus received a nonrefundable upfront payment of $15.0 million and was granted three warrants to purchase 125,000 ordinary shares in Lian Ophthalmology, a subsidiary of LianBio, valued at $9.4 million (the “Tarsus Warrants”). Pursuant to ASC 505-50, as the fair value of the warrants were more reliably determinable than the fair value of the benefits received from the licensing agreement, the Company valued the warrants using the Black-Scholes Model and the underlying assumptions are discussed in further detail in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The warrants were issued in three tranches with the aggregate number of shares across all tranches equaling 12.5% of the fully diluted equity of Lian Ophthalmology as of the issue date. Vesting of the warrant shares are linked to regulatory milestones and the warrants expire 10 years from the issue date. Pursuant to a related option agreement (the “Tarsus Option Agreement”), Tarsus also had the option to convert the warrants into ordinary shares of the Company (“Parent Company Shares”) or warrants to purchase a certain number of the Company’s ordinary shares (“Parent Company Warrants”) based on appreciation of the value in the Lian Ophthalmology since the inception of the Tarsus License Agreement. This conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument, pursuant to ASC 815. On October 18, 2021, Tarsus exercised its options to convert the Tarsus Warrants under the Tarsus Option Agreement and the Company subsequently issued to Tarsus 78,373 of its ordinary shares and two warrants to purchase an aggregate of 156,746 of its ordinary shares at an exercise price of $0.000017100448 per share. Following the issuances, the Tarsus Warrants were irrevocably terminated. On June 6, 2022, Tarsus exercised one warrant and the Company subsequently issued 78,373 of its ordinary shares at an exercise price of $0.000017100448 per share. Additionally, Tarsus is entitled to receive a nonrefundable second milestone payment of $10.0 million due and payable within forty-five days following the effective date. Additionally, Tarsus is entitled to receive payments from the Company totaling an aggregate of up to $175.0 million upon the achievement of specified development and commercial milestones, up to $75.0 million and $100.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to high-teens on net sales. During the twelve months ended December 31, 2022, the Company paid $25.0 million to Tarsus as a result of the achievement of these milestones. No payments were made under this agreement during the three and nine months ended September 30, 2023.
In February 2023, the Company entered into a clinical supply agreement (the “Tarsus Supply Agreement”) with Tarsus. Upon the execution of the Tarsus Supply Agreement, Tarsus was entitled to receive a one-time payment of $2.5 million from the Company which has been paid as of September 30, 2023.

License Agreement with Landos
In May 2021, the Company entered into an exclusive license agreement (the “Landos License Agreement”) with Landos BioPharma, Inc. (“Landos”). Pursuant to the license agreement, Landos granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize novel, gut-restricted small molecule omilancor (formerly known as BT-11) and NX-13 for the treatment of inflammatory bowel disease, that targets the NLRX1 pathway in Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. Under the license agreement, Landos received a nonrefundable upfront payment of $18.0 million. Additionally, Landos is entitled to receive payments from the Company totaling an aggregate of up to $200.0 million upon the achievement of specified development and commercial milestones, up to $95.0 million and $105.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to the mid-teens on net sales. No payments were made under this agreement during the three and nine months ended September 30, 2023.
In February 2023, the Company entered into an amendment to the Landos License Agreement, reflecting that Landos has transferred and assigned substantially all of its rights in omilancor to NImmune Biopharma, Inc (“NImmune”). As a result, the Landos License Agreement will relate only to NX-13, and the Company has entered into a direct license agreement with NImmune setting forth the terms of its continued development and commercialization of omilancor in its licensed territories. No payments were made under this agreement during the three and nine months ended September 30, 2023.
License Agreement with NImmune
In February 2023, the Company entered into a license and collaboration agreement with NImmune, under which it obtained an exclusive license with the right to sublicense to affiliates and specified third parties under certain patents and know-how of NImmune to develop, manufacture, commercialize and otherwise, make and have made, use, offer for sale, sell, have sold, and import NImmune’s proprietary compound, omilancor, in the licensed regions of Mainland China, Hong Kong, Macau, Taiwan, Cambodia, Indonesia, Myanmar, Philippines, Singapore, South Korea, Thailand and Vietnam. NImmune is entitled to receive payments from the Company totaling an aggregate of up to $150.0 million upon the achievement of certain development and sales milestone events, up to $45.0 million and $105.0 million, respectively, plus tiered royalties at percentage rates ranging from the low- to the mid-teens on net sales. No payments were made under this agreement during the three and nine months ended September 30, 2023.
License Agreement with Nanobiotix
In May 2021, the Company entered into an exclusive license agreement with Nanobiotix S.A. (“Nanobiotix”). Pursuant to the license agreement, Nanobiotix granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize NBTXR3, a potential first-in-class radioenhancer in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Nanobiotix received a nonrefundable upfront payment of $20.0 million. Additionally, Nanobiotix is entitled to receive payments from the Company totaling an aggregate of up to $220.0 million upon the achievement of specified development and commercial milestones, up to $65.0 million and $155.0 million, respectively, plus tiered royalties of 10-13% of net sales. No payments were made under this agreement during the three and nine months ended September 30, 2023.
License Agreement with Lyra
In May 2021, the Company entered into an exclusive license agreement (the “Lyra License Agreement”) with Lyra Therapeutics, Inc. (“Lyra”). Pursuant to the license agreement, Lyra granted to the Company an exclusive, sublicensable license under the licensed patent rights and know-how to develop and commercialize LYR-210, an anti-inflammatory, intra-nasal drug matrix in late-stage development that is designed to treat chronic rhinosinusitis in Mainland China, Hong Kong, Taiwan, Macau, South Korea, Singapore and Thailand. Under the license agreement, Lyra received a nonrefundable upfront payment of $12.0 million. Additionally, Lyra is entitled to receive payments from the Company totaling an aggregate of up to $135.0 million upon the achievement of specified development and commercial milestones, up to $40.0 million and $95.0 million, respectively, plus tiered royalties from the low- to high-teens on net sales. During the twelve months ended December 31, 2022, the Company paid $5.0 million to Lyra upon the completion of the first development milestone under the Lyra License Agreement. No payments were made under this agreement during the three and nine months ended September 30, 2023.
4. Marketable Securities and Fair Value Measurements

The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2023 and December 31, 2022:

As of September 30, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$35,070	$—	$(26)	$35,044
Corporate debt securities	17,222	—	(6)	17,216
Government obligations & agency securities	96,785	—	(280)	96,505
Total	$149,077	$—	$(312)	$148,765

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$120,570	$5	$(313)	$120,262
Corporate debt securities	14,146	—	(16)	14,130
Government obligations	89,265	4	(519)	88,750
Total	$223,981	$9	$(848)	$223,142

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2023 are as follows:

As of September 30, 2023 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(26)	$35,044	$—	$—	$(26)	$35,044
Corporate debt securities	(6)	17,216	—	—	(6)	17,216
Government obligations & agency securities	(280)	96,505	—	—	(280)	96,505
Total	$(312)	$148,765	$—	$—	$(312)	$148,765

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2022 are as follows:

As of December 31, 2022 (in thousands)	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(313)	$110,370	$—	$—	$(313)	$110,370
Corporate debt securities	(16)	14,130	—	—	(16)	14,130
Government obligations	(455)	70,771	(64)	14,897	(519)	85,668
Total	$(784)	$195,271	$(64)	$14,897	$(848)	$210,168

Marketable securities on the balance sheet at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	Less than 12 Months	More Than 12 Months
Commercial paper	$35,044	$—
Corporate debt securities	17,216	—
Government obligations & agency securities	96,505	—
Total Marketable securities	$148,765	$—

	December 31, 2022
	Less than 12 Months	More Than 12 Months
Commercial paper	$120,262	$—
Corporate debt securities	14,130	—
Government obligations	70,771	17,979
Total Marketable securities	$205,163	$17,979

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,825	$—	$—	$5,825
Marketable securities:
Commercial paper	—	35,044	—	35,044
Corporate debt securities	—	17,216	—	17,216
Government obligations & agency securities	—	96,505	—	96,505
Total	$5,825	$148,765	$—	$154,590

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,242	$—	$—	$11,242
Marketable securities:
Commercial paper	—	120,262	—	120,262
Corporate debt securities	—	14,130	—	14,130
Government obligations	—	88,750	—	88,750
Total	$11,242	$223,142	$—	$234,384

5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Leasehold improvements	$3,195	$3,372
Furniture and fixtures	112	113
Computer equipment and software	1,429	1,111
Construction in progress	50	67
	4,786	4,663
Accumulated depreciation	(2,422)	(1,547)
Total property and equipment, net	$2,364	$3,116
Total depreciation related to property and equipment was $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.
6. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Advance payments to suppliers and rent deposit	$1,858	$1,957
Prepaid insurance	496	2,953
VAT receivable	901	2,640
Other prepaid expenses	1,418	1,090
Total prepaid expenses and other current assets	$4,673	$8,640
7. Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Employee compensation and related benefits	$5,416	$7,833
Professional fees	2,428	4,438
Consulting and contracted research	7,795	7,379
Other	243	176
Total accrued expenses	$15,882	$19,826
8. Commitments and Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2023 and December 31, 2022, there have been no such matters identified. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The Company is not currently party to any material legal proceedings.

9. Share-Based Compensation
In December 2019, the Company adopted a shareholder-approved share-based compensation plan (the “2019 Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants.
In connection with the IPO, the Company adopted a shareholder-approved share-based compensation plan (the “2021 Equity Plan”), which permits the granting of incentive share options, nonqualified share options, share awards and certain other awards to its employees, members of its Board of Directors and consultants. The maximum number of shares that may be delivered in satisfaction of awards under the 2021 Equity Plan is approximately 14.2 million shares, plus the number of shares that remain available for issuance under the 2019 Plan and that may again become available for issuance under such plan, not to exceed approximately 10.7 million shares in the aggregate, and an annual increase, to be added as of January 1st of each year from January 1, 2022, to January 1, 2031, equal to the lesser of (i) four percent (4%) of the number of shares outstanding as of such date; and (ii) the number of shares determined by the Board of Directors on or prior to such date for such year. Subsequent to the effectiveness of the 2021 Equity Plan, no additional awards will be made pursuant to the 2019 Plan. However, any outstanding awards granted under the 2019 Plan will remain outstanding, subject to the terms of the 2019 Plan and award agreements. Through September 30, 2023, there were awards outstanding for approximately 8.1 million ordinary shares under the 2019 Plan and approximately 11.8 million ordinary shares under the 2021 Equity Plan.
Share Option Awards
Share option grants provide the right to purchase a specified number of ordinary shares from the Company at a specified price during a specified period of time. The share option exercise price per share is the fair market value of the Company’s ordinary shares on the date of the grant of the share option.
During the nine months ended September 30, 2023, the Company issued options to purchase a total of 4,521,140 ordinary shares to various employees, directors and board members with a weighted-average exercise price of $2.62 per share option and a weighted-average fair value of $1.85 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.53% - 4.61%; expected dividend yield of 0.00%; expected share price volatility of 78.61% - 79.25%; and expected term of 5.50 - 6.08 years.
During the nine months ended September 30, 2022, the Company issued options to purchase 464,734 ordinary shares with a weighted-average exercise price of $3.37 per share option and a weighted-average fair value of $2.31 per share option. The fair-value based method for valuing each share option grant on the grant date uses the Black-Scholes Model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.56% - 3.90%; expected dividend yield of 0.00%; expected share price volatility of 76.83% - 79.65%; and expected term of 5.50 - 6.08 years.
As of September 30, 2023, $25.0 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 2.25 years from the date of grant. As of September 30, 2022, $38.3 million of total unrecognized expense related to non-vested share options is expected to be recognized over a weighted average period of 2.86 years from the date of grant. Options granted to senior management and employees generally vest in equal annual increments over four years and grants issued subsequent to the IPO generally vest over four years with 25% vesting over the first year and monthly thereafter.
Performance Share Awards
There were no performance share awards granted during the nine months ended September 30, 2023 or 2022. As of September 30, 2023 and 2022, there was $3.7 million and $6.0 million of total unrecognized compensation cost related to outstanding performance share awards, respectively.
There were no performance-based share units (“PSUs”) granted during the nine months ended September 30, 2023 or 2022. As of September 30, 2023 and 2022, there was $0.8 million and $2.1 million of total unrecognized compensation cost related to outstanding PSUs.
Restricted Share Units

During the nine months ended September 30, 2023, the Company granted 3,038,474 non-vested restricted share units (“RSUs”) to certain employees, with a weighted-average grant date fair value of $1.74. As of September 30, 2023, there was $6.0 million of total unrecognized compensation expense related to non-vested RSUs. During the nine months ended September 30, 2022, the Company granted 29,785 RSUs with a weighted-average grant date fair value of $2.56 per RSU. As of September 30, 2022, there was $2.4 million of total unrecognized compensation expense related to non-vested RSUs.
During the nine months ended September 30, 2023 and 2022, the Company did not grant performance-based RSUs. As of September 30, 2023 and 2022, there was $0.4 million and $1.1 million of total unrecognized compensation expense related to non-vested performance-based RSUs.
10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities. For the three and nine months ended September 30, 2023 and 2022, diluted and basic net loss per ordinary share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Numerator
Net loss attributable to ordinary shareholders	$(24,039)	$(21,897)	$(69,705)	$(92,014)
Denominator
Weighted-average shares – basic and diluted	107,167,691	108,353,831	107,164,699	107,854,547
Net loss per ordinary share – basic and diluted	$(0.22)	$(0.20)	$(0.65)	$(0.85)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share, because including them would have been anti-dilutive during each period.

	As of
	September 30, 2023	September 30, 2022
Employee Share Options	16,309,531	13,163,954
Non-vested restricted share units	3,565,847	864,050
MyoKardia Warrant	170,000	170,000
Warrants in LianBio issued to QED and Tarsus	425,942	425,942

11. Subsequent Event
On October 24, 2023, the Company entered into the Termination Agreement. Pursuant to the Termination Agreement, the Company terminated the MyoKardia License Agreement. The Company received a one-time payment of $350 million as consideration for terminating the MyoKardia License Agreement and certain ancillary agreements, and were released from expected payment obligations of $127.5 million in remaining milestone payments under the MyoKardia License Agreement.
Pursuant to the Termination Agreement, the Licensee Parties will perform certain transition activities to facilitate the transition of development and commercialization of mavacamten in the applicable territories to the Licensor Parties, including assignment, transfer and transition of certain related rights, agreements, documents, filings and studies as well as certain ongoing regulatory activities and support related to mavacamten during the transition period, as applicable. The transition activities are expected to be completed within 18 months following the Termination Effective Date.
In addition, the Licensor Parties will reimburse the Licensee Parties for certain costs and expenses incurred in the performance of transition activities, for certain personnel costs and for amounts that become due under certain agreements following the Termination Effective Date.
The Termination Agreement further provides that certain employees of the Licensee Parties or their affiliates who are working on the development and commercialization of mavacamten will receive offers of employment from entities designated by the Licensor Parties.

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
Overview
We are a clinical stage biopharmaceutical company dedicated to bringing innovative medicines to patients with unmet medical needs in Asia. Our initial focus is to in-license assets for development and commercialization in Greater China and other Asian markets. We have a pipeline of seven therapeutic candidates across oncology, ophthalmology and inflammation indications, each with its own distinct value proposition and the potential to drive new standards of care. With operations in China, Asia Pacific, and the United States, we have built a cross-border platform to provide our licensing partners access to our regulatory, development, and commercial expertise in China and other Asian markets. We have created a diverse, balanced portfolio of highly differentiated assets that represent our broad program scope and significant potential market opportunity across various stages of development, providing multiple avenues for value creation. We intend to continue to evaluate innovative, complementary product candidates with the potential to become new standards of care in Asia to deepen our pipeline.
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
The following diagram depicts our corporate structure as of September 30, 2023. As of September 30, 2023, the shares of each of our subsidiaries are 100% owned by the respective entity displayed immediately above that subsidiary. Certain warrant rights are outstanding and may be exercised in the future for equity interests in our Cayman parent entity, LianBio, as described in “Note 10: Equity” in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023. Currently, our corporate structure contains no variable interest entities.

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

Recent Business Highlights and Clinical Development Updates
Mavacamten
In October 2023, we entered into an agreement with Bristol Myers Squibb (“BMS”), whereby BMS obtained our exclusive rights to develop and commercialize mavacamten in Mainland China, Hong Kong, Macau, Taiwan, Singapore and Thailand, in conjunction with termination of the exclusive license agreement we previously entered into with MyoKardia, Inc., now a wholly owned subsidiary of BMS, in August 2020 to acquire such rights. Under the terms of the agreement, we received a one-time payment of $350 million. In addition, we are released from expected payment obligations of $127.5 million in remaining milestone payments under the MyoKardia license agreement.

In August 2023, we announced that data from the Phase 3 EXPLORER-CN trial of mavacamten in Chinese symptomatic obstructive hypertrophic cardiomyopathy (“oHCM”) patients were presented in a late-breaking science session at the European Society of Cardiology (ESC) Congress 2023 and simultaneously published in JAMA Cardiology, with mavacamten demonstrating statistically significant and clinically meaningful improvement in Valsalva left ventricular outflow tract (LVOT) peak gradient, the study’s primary endpoint.

TP-03
In July 2023, our partner Tarsus Pharmaceuticals announced the U.S. Food and Drug Administration’s approval of TP-03 for the treatment of adults with Demodex blepharitis.
In October 2023, we announced topline data from the Phase 3 LIBRA trial of TP-03 in Chinese patients with Demodex blepharitis. The LIBRA trial met the co-primary endpoint of mite eradication at day 43 (0<0.001). A positive, but not statistically significant trend was observed for the co-primary endpoint of complete collarette cure (p=0.15). TP-03 was well tolerated with a safety profile similar to that observed in other large-scale clinical trials, and there were no treatment-related discontinuations. We plan to discuss these results with the China National Medical Products Administration and expect to use these data to support a New Drug Application filing in China.
Infigratinib
In October 2023, we announced the presentation of efficacy and safety data from a Phase 2a study evaluating infigratinib in Chinese patients with locally advanced or metastatic gastric cancer or gastroesophageal junction adenocarcinoma with fibroblast growth factor receptor-2 gene amplification at the 2023 European Society for Medical Oncology Congress. Confirmed objective response rate was 23.8% (95% CI: 8.2 – 47.2), disease control rate was 76.2% (95% CI: 52.8 – 91.8) and median duration of response was 3.8 months (95% CI: 3.6 – NE). Median progression-free survival was 3.3 months (95% CI: 2.3 – 4.5) and median overall survival was 8.0 months (95% CI: 4.1 – NE).
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
Corporate Developments
In October 2023, we announced that our Board of Directors initiated a comprehensive strategic review of the Company. The Board of Directors expects to provide an update on its strategic review in the first half of 2024.
In October 2023, the exclusivity period under our exclusivity agreement with BridgeBio Pharma, LLC expired.
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

The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Research and development expenses (in thousands):
Licensing fees	—	—	2,500	25,000
Employee related expense	2,873	3,023	8,564	8,609
CRO costs	5,489	4,417	15,768	13,463
Other costs	656	818	2,471	2,106
Total	$9,018	$8,258	$29,303	$49,178

We monitor research and development expenses associated with our clinical assets at the program level to some degree. We do not allocate employee-related expenses and other costs to specific research and development programs as these costs are deployed across multiple programs under research and development and are separately classified as unallocated research and development expenses.

The following table summarizes our research and development expenses by program for the periods indicated:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Research and development (income) expenses (in thousands):
Mavacamten	2,809	2,109	6,491	10,813
Infigratinib	(474)	767	466	3,088
BBP-398	1,898	536	2,785	1,315
NBTXR3	650	721	3,403	2,178
LYR210	10	86	74	5,200
TP-03	768	546	5,933	16,342
Employee related expenses	2,873	3,022	8,564	8,610
Other costs	484	471	1,587	1,632
Total	$9,018	$8,258	$29,303	$49,178

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
Other income, net
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
We recorded income tax expense of $0.6 million and $1.2 million for the three and nine months ended September 30, 2023 and $0.0 million and $0.0 million for the three and nine months ended September 30, 2022, respectively.

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating expenses (in thousands):
Research and development	$9,018	$8,258
General and administrative	17,283	16,291
Total operating expenses	26,301	24,549
Loss from operations	(26,301)	(24,549)
Other income:
Interest income, net	2,707	1,405
Other income, net	141	1,253
Net loss before income taxes	(23,453)	(21,891)
Income taxes	586	6
Net loss	$(24,039)	$(21,897)
Research and development expenses
Research and development expenses increased by $0.7 million from $8.3 million for the three months ended September 30, 2022 to $9.0 million for the three months ended September 30, 2023. For the three months ended September 30, 2023, research and development cost was primarily attributable to (i) $2.9 million in personnel-related expenses, including share-based compensation expense, and (ii) $5.5 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
For the three months ended September 30, 2022, research and development cost was primarily attributable to (i) $3.0 million in personnel-related expenses, and (ii) $4.4 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
General and administrative expenses
General and administrative expenses increased by $1.0 million from $16.3 million for the three months ended September 30, 2022 to $17.3 million for the three months ended September 30, 2023. The increase was primarily attributable to a $0.9 million increase in personnel-related expenses, including share-based compensation expense, for increased employee headcount.
Interest income
Interest income increased by $1.3 million from $1.4 million for the three months ended September 30, 2022 to $2.7 million for the three months ended September 30, 2023. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.
Other income, net
Other income, net decreased by $1.2 million from $1.3 million for the three months ended September 30, 2022 to $0.1 million for the three months ended September 30, 2023. The decrease is primarily attributable to foreign exchange losses in our foreign entities and a decrease in depositary fees related to our ADSs.
Income taxes
Our income tax expense was $586.0 thousand, resulting in an effective income tax rate of (2.5)%, for the three months ended September 30, 2023. Our income tax expense was $6.0 thousand, resulting in an effective income tax rate of 0.0%, for the three months ended September 30, 2022. The variation in the effective income tax rate was primarily due to taxable income in foreign jurisdictions in 2023.

Comparison of the nine months ended September 30, 2023 and 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating expenses (in thousands):
Research and development	$29,303	$49,178
General and administrative	48,011	46,930
Total operating expenses	77,314	96,108
Loss from operations	(77,314)	(96,108)
Other income:
Interest income, net	7,867	2,238
Other income, net	966	1,873
Net loss before income taxes	(68,481)	(91,997)
Income taxes	1,224	17
Net loss	$(69,705)	$(92,014)
Research and development expenses
Research and development expenses decreased by $19.9 million from $49.2 million for the nine months ended September 30, 2022 to $29.3 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, research and development cost was primarily attributable to (i) $2.5 million related to an upfront payment related to the Tarsus Pharmaceuticals, Inc. clinical supply agreement (the “Tarsus Supply Agreement”), (ii) $8.6 million in personnel-related expenses, including share-based compensation expense, and (iii) $15.7 million attributable to development activities to support our clinical trials. The remaining expense was attributable to professional fees.
For the nine months ended September 30, 2022, research and development cost was primarily attributable to (i) $15.0 million related to a development milestone payment payable pursuant to the Tarsus License Agreement, (ii) $5.0 million related to a development milestone payment payable pursuant with the MyoKardia License Agreement, (iii) $5.0 million related to a development milestone payment payable pursuant with the Lyra License Agreement, (iv) $13.5 million attributable to development activities to support our clinical trials and (v) $8.6 million in personnel-related expenses, including share-based compensation expense. The remaining expense was attributable to professional fees.
General and administrative expenses
General and administrative expenses increased by $1.1 million from $46.9 million for the nine months ended September 30, 2022 and $48.0 million for the nine months ended September 30, 2023. The increase was primarily attributable to a $3.8 million increase in personnel-related expenses, including share-based compensation expense, for increased employee headcount. This increase was partially offset by a $1.3 million decrease in legal service costs, consulting costs and accounting services. The remaining decrease was attributable to a decrease in insurance and other operating costs.
Interest income
Interest income increased by $5.7 million from $2.2 million for the nine months ended September 30, 2022 to $7.9 million for the nine months ended September 30, 2023. The increase was primarily attributable to our investments in marketable securities and interest earned on cash holdings in foreign countries.
Other income, net
Other income, net decreased by $0.9 million from $1.9 million for the nine months ended September 30, 2022 to $1.0 million for the nine months ended September 30, 2023. The decrease is primarily attributable to foreign exchange losses in our foreign entities and a decrease in depositary fees related to our ADSs.

Income taxes
Our income tax expense was $1.2 million, resulting in an effective income tax rate of (1.8)%, for the nine months ended September 30, 2023. Our income tax expense was $17.0 thousand, resulting in an effective income tax rate of 0.0%, for the nine months ended September 30, 2022. The variation in the effective income tax rate was primarily due to taxable income in foreign jurisdictions in 2023.
Liquidity and Capital Resources
Sources of liquidity
Since our incorporation, our operations have been substantially financed with proceeds from sales of preferred shares as part of the Series Seed financing, the Series A financing, the issuance of the 2020 Convertible Notes and our IPO, which was completed in November 2021. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $252.2 million.
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
Funding requirements
Our primary use of cash is to fund our operating expenditures, consisting of research and development expense (including activities within our clinical and regulatory initiatives and upfront and milestone payments) and general and administrative expenses. Our use of cash is impacted by the timing and extent of the required payments for each of these activities.
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
Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash (used in) provided by (in thousands):
Operating activities	$(52,814)	$(68,472)
Investing activities	78,044	(80,197)
Financing activities	—	1,710
Net cash used in operating activities
During the nine months ended September 30, 2023, operating activities used approximately $52.8 million of cash, primarily due to our net loss of $69.7 million, and non-cash consideration of $3.4 million and $1.2 million related to the amortization of discounts on investments and unrealized foreign currency transaction gains, respectively, partially offset by non-cash consideration of $13.3 million related to share-based compensation expense, $1.0 million related to depreciation expense and $7.2 million related to changes in operating assets and liabilities.
During the nine months ended September 30, 2022, operating activities used approximately $68.5 million of cash, primarily due to our net loss of $92.0 million, and non-cash consideration of $1.4 million related to unrealized foreign currency transaction gains, partially offset by non-cash consideration of $13.9 million related to share-based compensation expense and $10.4 million related to changes in operating assets and liabilities.
Net cash used in investing activities
During the nine months ended September 30, 2023, investing activities provided approximately $78.0 million, consisting of approximately $206.4 million from the sales and redemption of marketable securities, partially offset by $128.1 million from the purchases of marketable securities.
During the nine months ended September 30, 2022, investing activities used approximately $80.2 million, consisting of approximately $260.4 million for purchases of marketable securities, and approximately $1.6 million for purchases of property and equipment, partially offset by the sales and redemption of marketable securities of approximately $181.8 million.

Net cash provided by financing activities
During the nine months ended September 30, 2023, we did not generate any net proceeds from financing activities.
During the nine months ended September 30, 2022, financing activities provided approximately $1.7 million, primarily resulting from the proceeds from the exercise of share options.
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
During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Impact of New Accounting Standards
The adoption of new accounting standards and the impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period ended September 30, 2023, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Based on that evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes in the Company’s risk factors since those reported in its Annual Report on Form 10-K for the year ended December 31, 2022, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

We cannot assure you that the strategic review initiated by our Board of Directors will result in any transactions or other strategic changes or outcomes; and there may be negative impacts on our business and the price of our ADSs as a result of this strategic review.

In October 2023, we announced that our Board of Directors has initiated a comprehensive strategic review of the Company. The Board of Directors expects to provide an update on the strategic review in the first half of 2024. There can be no assurance that the strategic review process will result in any transactions or any other strategic changes or outcomes, or as to the timing of any of the foregoing. Whether the process will result in any transactions, and our ability to complete any such transactions, will depend on numerous factors, some of which are beyond our control, including the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our business, market conditions, interest rates and industry trends. The price of our ADSs may be adversely affected if the strategic review does not result in any transactions or any other strategic changes or outcomes, or if one or more transactions are consummated on terms that investors view as unfavorable to us. Even if one or more transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on the value of our ADSs. In addition, our financial results and operations could be adversely affected by the strategic review process and by the uncertainty regarding its outcome. The attention of management and our Board of Directors could be diverted from our core business operations, and we may divert capital and other resources to the process that otherwise could have been used in our business operations. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisor fees.

In addition, the process could lead us to lose or fail to attract, retain and motivate key employees or to lose or fail to attract business partners. Furthermore, in the past, securities litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential transaction or the ultimate value to of a transaction.to our shareholders and holders of our ADSs.

In addition, speculation regarding any developments related to the strategic review and perceived uncertainties related to the future of the Company could cause the price of our ADSs to fluctuate significantly.

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

To implement the standard contract mechanism for cross-border transfers out of China of personal information under the PIPL, on February 24, 2023, the CAC published the PRC Standard Contract, which came into effect on June 1, 2023. After this came into effect, personal information processors may conclude a PRC Standard Contract with overseas recipients of personal information to comply with PIPL requirements for cross-border transfers out of Mainland China of personal information that do not need to undergo a security assessment.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
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
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit No.	Description

10.1#	Supplemental Agreement for nHCM, dated as of August 11, 2023, by and between MyoKardia, Inc., LianBio, LianBio Licensing, LLC, Lian Cardiovascular Limited, and Shanghai LianBio Development Co., Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

LianBio

Date: November 13, 2023	By:	/s/ Yizhe Wang
Yizhe Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Yi Larson
Yi Larson
Chief Financial Officer (Principal Financial and Accounting Officer)